Form 10-Q
period 2008-03-31
Labwire Inc
filed 2008-12-23
CIK 1426567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2008

☐           Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _________

Commission file number: 000-1426567

LABWIRE, INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1501818
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1514 FM 359 N., Brookshire, Texas	77423
(Address of principal executive offices)	(Zip Code)

281-934-3153
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                           Accelerated filer ☐
Non-accelerated filer   ☐                                           Smaller Reporting Company  ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The number of shares of common stock, $.001 par value, outstanding as of November 28, 2008: 142,699,001shares

LABWIRE, INC.
PERIOD ENDED MARCH 31, 2008

INDEX

		Page
PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	Financial statements of Labwire, Inc. (unaudited):
	Consolidated balance sheets as of March 31, 2008 (Unaudited) and December 31, 2007 (Restated)	3

	Consolidated statements of operations for the three months ended March 31, 2008 and 2007 (Unaudited)	4

	Consolidated statement of stockholders' deficiency for the Period from December 31, 2005 through March 31, 2008 (Unaudited)	5

	Consolidated statements of cash flows for the three months ended March 31, 2008 and 2007 (Unaudited)	6

	Notes to consolidated financial statements (Unaudited)	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 4T.	CONTROLS AND PROCEDURES	22

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	22

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	22

ITEM 6.	EXHIBITS	23

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

LABWIRE, INC.
Consolidated Balance Sheets
ASSETS	3/31/2008 (Unaudited)	12/31/2007 (Restated)
CURRENT ASSETS:
Cash and cash equivalents - interest bearing	$ 158,990	$ 206,520
Accounts receivable, net of allowance for doubtful accounts of $5,600 as of March 31, 2008 and December 31, 2007, respectively	552,702	860,098
Advances to employees	12,500	-
Prepaid expenses	212,437	20,696
Total Current Assets	936,629	1,087,314

PROPERTY AND EQUIPMENT:
Laboratory equipment	53,781	53,781
Vehicles	7,000	7,000
Office furniture and equipment	36,925	35,251
Proprietary software	153,855	118,550
	251,561	214,582
Less: accumulated depreciation	(65,847)	(54,207)
Total Property and Equipment	185,714	160,375
OTHER ASSETS:
Goodwill	455,210	455,210
TOTAL ASSETS	$ 1,577,553	$ 1,702,899

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 497,832	$ 866,796
Income taxes payable	-	24,303
Current portion of long-term debt	249,784	160,000
Unearned income	194,994	-
Notes payable to related parties	156,985	156,985
Accrued interest payable	17,088	7,045
Accrued interest payable – related parties	22,922	21,690
Total Current Liabilities	1,139,605	1,236,819

LONG-TERM LIABILITIES:
Long term-debt, less current portion above	526,503	561,932
Total Long-term Liabilities	526,503	561,932

TOTAL LIABILITIES	1,666,108	1,798,751

STOCKHOLDERS’ EQUITY (DEFICIT):

Common stock; $0.001par value; 150,000,000 shares authorized; 140,499,001 and 140,399,001 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	140,499	140,399
Additional paid-in capital	486,284	471,384
Accumulated deficit	(715,338)	(707,635)

Total Stockholders' Equity (Deficit)	(88,555)	(95,852)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$ 1,577,553	$ 1,702,899
The accompanying notes are an integral part of these financial statements.

 LABWIRE, INC.
Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2008	2007
REVENUES	$ 864,997	$ 1,167,976
COST OF SALES	462,708	794,288
GROSS PROFIT	402,289	373,688

OPERATING EXPENSES:
General and administrative expenses	163,827	169,297
Bad debt expense	520	-
Advertising and marketing expense	4,244	909
Payroll expenses	239,393	127,072

Total Operating Expenses	407,984	297,278

OPERATING INCOME (LOSS)	(5,695)	76,410

OTHER INCOME (EXPENSES)
Interest expense	(18,385)	(6,069)
Interest income	78	-
Total Other Income (Expenses)	(18,307)	(6,069)

NET INCOME (LOSS) BEFORE TAXES	(24,002)	70,341

INCOME TAX EXPENSE (BENEFIT)	(16,299)	-

NET INCOME (LOSS)	$ (7,703)	$ 70,341

BASIC EARNINGS (LOSS) PER SHARE	$0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	140,399,001	138,315,665

The accompanying notes are an integral part of these financial statements.

LABWIRE, INC.
Consolidated Statement of Stockholders’ Equity (Deficit)

DESCRIPTION	Common Shares	Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2005	136,232,330	$136,232	$ 168,346	$ (310,401)	$ (5,823)

Common shares issued for cash	4,166,671	4,167	303,038	-	307,205

Net loss for the year ended December 31, 2006	-	-	-	(500,981)	(500,981)

Balance, December 31, 2006	140,399,001	140,399	471,384	(811,382)	(199,599)

Net income for the year ended December 31, 2007 (Restated)	-	-	-	103,747	103,747

Balance, December 31, 2007 (Restated)	140,399,001	140,399	471,384	(707,635)	(95,852)

Common shares issued for cash	100,000	100	14,900		15,000

Net loss for the three months ended March 31, 2008	-	-	-	(7,703)	(7,703)

Balance, March 31, 2008	140,499,001	$ 140,499	$ 486,284	$ (717,338)	$ (88,555)

The accompanying notes are an integral part of these financial statements.

LABWIRE, INC.
Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$ (7,703)	$ 70,341

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	11,640	4,561
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	294,896	(310,375)
(Increase) decrease in prepaid expenses	(191,741)	6,148
Increase (decrease) in accounts payable and accrued expenses	(368,964)	115,178
Increase (decrease) in unearned income	194,994	-
Increase (decrease) in accrued interest payable	11,275	-
Income taxes payable	(24,303)	(11,544)
Net Cash Provided by (Used) in Operating Activities	(79,906)	(125,691)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,479)	-
Development of Software	(35,500)	-
Net Cash Used in Investing Activities	(36,979)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(45,645)	(2,432)
Increase in bank line of credit	100,000	-
Sale of common stock for cash	15,000	(2,432)
Net Cash Provided by Financing Activities	69,355	(2,432)

NET INCREASE (DECREASE) IN CASH	(47,530)	(128,123)

CASH AT BEGINNING OF YEAR	206,520	108,346

CASH AT END OF PERIOD	$ 158,990	$ (19,777)

CASH PAID FOR:
Interest	$ 31,305	$ 6,069
Income Taxes	$ -	$ -

 The accompanying notes are an integral part of these financial statements.

Labwire, Inc.
Notes to Consolidated Financial Statements
References to March 31, 2008 are Unaudited

1. Summary of Significant Accounting Policies

Nature of Operations - Labwire, Inc. (referred to herein as "the Company") was incorporated in Nevada on October 8, 2004. The Company was established as an employee screening company specializing in drug testing, background investigations, employee training, on-line certification and security with a client base of large US and European corporations which provides compliance services for Department Of Transportation (49CFR Part 40) and Federal Trade Commission  (Fair Credit Reporting Act) governed programs.

Basis of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  All intercompany balances and transactions have been eliminated in consolidation.

Basis of presentation - The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Significant accounting principles followed by the Company and the methods of applying those principles, which materially affect the determination of financial position and cash flows, are summarized below.

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with GAAP.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses.  Actual results and outcomes may differ from management’s estimates and assumptions.

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid instruments with original maturities of ninety days or less, to be cash equivalents.

Allowance for Uncollectible Receivables - The allowance for all probable uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. These factors are continuously monitored by management to arrive at an estimate for the amount of accounts receivable that may ultimately be uncollectible. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, the Company records a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount it reasonably believes will be collected. This analysis requires making significant estimates, and changes in facts and circumstances could result in material changes in the allowance for uncollectible receivables.  The Company’s allowance for uncollectible receivables was $5,600 at March 31, 2008 and December 31, 2007, respectively.

Fair Value of Financial Instruments – The Company’s financial instruments includes accounts receivable, accounts payable, notes payable and long-term debt. The fair market value of accounts receivable and accounts payable approximate their carrying values because their maturities are generally less than one year. Long-term notes receivable and debt obligations are estimated to approximate their carrying values based upon their stated interest rates.

Impairment of Long-Lived Assets – The Company reviews long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with Statement of financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment for Disposal of Long-Lived Assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount of the asset exceeds the fair value of the asset.
At December 31, 2007, the Company determined that the fair value of the reporting entity unit exceeds its carrying amount and hence the goodwill is not impaired.

Property and equipment – Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided primarily by the straight-line method over the estimated useful lives of the related assets generally of five to seven years.

Income Taxes -The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce the deferred tax assets to the amount expected to be realized. Income tax expense is payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition – We have three main sources of revenue: drug testing and related services, training and online certification, and security services provided by an allied company.  Drug testing: we fulfill orders for drug testing services, wherein we are responsible for the performance and data maintenance related to employee drug testing for its clients.  We do not perform the drug tests, but we fulfill the order through our network of third party labs and other drug testing facilities.  Revenue is recognized when the drug testing has been completed by the lab and the customer has been invoiced for the services.  We have low bad debt levels because our policy is to deal with large well-positioned firms that pay monthly. Because we track these company's activities daily, we are constantly aware of our position and therefore can demand and receive timely payments as we provide on-going compliance services. Pursuant to EITF 99-19, we are responsible for fulfilling a customer’s order, including whether the service is acceptable and therefore bears the risks and rewards of principal.  As such, we have elected to record the gross amounts of the contracts.  Our service agreements rarely include multiple parts that would have a material impact on the recognition of revenue.  As such, we have created our revenue recognition policies pursuant to EITF 00-21.

Online training and certification: the Company has designed online testing for various certifications which client employees must attain for their employment.  The employee takes the certification examinations online and the client is automatically tagged for billing, which coincides with performance of services.

Security services provided by the Company through its allied company: the process is handled in similar fashion to that described above for drug testing.

Software Development Costs  - The Company has begun developing a software platform for certain exclusively internal purposes.  The Company follows the guidance set forth in Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (SOP 98-1), in accounting for costs incurred in the development of its on-demand application suite. SOP 98-1 requires companies to capitalize qualifying computer software costs that are incurred during the application development stage and amortize them over the software’s estimated useful life.

The Company capitalizes costs associated with developing software for internal use, which costs primarily include salaries of developers.  Direct costs incurred in the development of software are capitalized once the preliminary project stage is completed, management has committed to funding the project and completion, and use of the software for its intended purpose are probable.  The Company ceases capitalization of development costs once the software has been substantially completed and is ready for its intended use. The estimation of useful lives requires a significant amount of judgment related to matters, specifically, future changes in technology. The Company believes there have not been any events or circumstances that warrant revised estimates of useful lives of the software.

Purchase Accounting - The Company completed acquisitions in 2004 and in the fourth quarter of 2007. The purchase method of accounting requires companies to assign values to assets and liabilities acquired based upon their fair values. In most instances, there is not a readily defined or listed market price for individual assets and liabilities acquired in connection with a business, including intangible assets. The determination of fair value for assets and liabilities in many instances requires a high degree of estimation. The valuation of intangibles assets, in particular, is very subjective.  The Company generally uses internal cash flow models and, in certain instances, third party valuations in estimating fair values. The use of different valuation techniques and assumptions can change the amounts and useful lives assigned to the assets and liabilities acquired, including goodwill and other intangible assets and related amortization expense.

Advertising Costs - Advertising costs are reported in selling, general and administrative expenses and include advertising, marketing and promotional programs. As of December 31, 2007 and 2006, all of these costs were charged to expenses in the period or year in which incurred. Advertising costs for the three months ended March 31, 2008 and the year ended December 31, 2007 were $9,990and $10,240, respectively.

Stock Options - The Company accounts for stock options issued to employees in accordance with APB No.25.
The Company has elected to adopt the disclosure requirements of SFAS No.123 "Accounting for Stock-based Compensation". This statement requires that the Company provide proforma information regarding net income (loss) and income (loss) per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in SFAS No. 123. Additionally, SFAS No. 123 generally requires that the Company record options issued to non-employees, based on the fair value of the options.

Stock Based Compensation - ASRC accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards no.123(R) , Share-Based Payments, and Staff Accounting Bulletin No. 107, Share-Based Payments. The company accounts for the stock options issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration other Than Employee Services Under FASB Statement No. 123. The fair value of stock options and warrants granted to employees and non-employees is determined using the Black-Scholes option pricing model. The Company has adopted SFAS 123(R) and applied it in the period presented.  The Company had not issued any options to employees in the prior periods; thus there was no impact of adopting the new standard.

Net earnings (loss) per share - Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible notes in the weighted-average number of common shares outstanding for a period, if dilutive. During the three months ended March 31, 2008 and 2007 there were no dilutive securities.  The computation of earnings (loss) per share is as follows:

	Three Months Ended March 31,
	2008	2007

Net Income (Loss)	$ (7,703)	$ 70,341
Weighted average shares outstanding	140,399,001	138,315,665

Basic Earnings (Loss) per share	$ 0.00	$ (0.00)

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

In February 2007, the FASB issued SFAS NO. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain items at fair value. The objective is to improve the financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.

In December 2007, the FASB issued SFAS 160, Non-controlling Interest in Consolidated Financial Statements-an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also changes the way the consolidated income statement is presented for non-controlling interest. This statement improves comparability by eliminating diversity of methods. This statement also requires expanded disclosure. The Company does not expect the adoption of SFAS No. 160 to have a significant effect on its financial position or results of operation.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This statement is intended to enhance the disclosure requirements for   for derivative instruments and hedging activities as required by SFAS 133. The Company is currently evaluating the impact, if any, the adoption of SFAS 161 will have on its disclosure requirements.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The Company is currently evaluating the impact, if any, the adoption of SFAS 161 will have on its disclosure requirements.

2.  Restatement
In preparing the financial statements for the quarter ended March 31, 2008, the Company determined that it had recorded excess revenue during the year ended December 31, 2007.   As the result of this error, we are restating our financial statements (“The Restatement”) and associated disclosures to reduce revenues.  The error resulted in the over statement of and a corresponding understatement of net loss by $241,932, for the year ending December 31, 2007. The restatement impacted certain line items within cash flows from operations, but had no effect on total cash flows from operations and did not impact cash flows from financing or investing activities.

The restatement also affected Note 7.

The effect of the restatement on specific items in the balance sheet is as follows:
December 31, 2007
	As Previously Reported	Adjustments	As Restated
STOCKHOLDERS' EQUITY:
Retained earnings (deficit)	$ (465,703)	$ (241,932)	$ (707,635)
Total Stockholders’ Equity	$ 146,080	$ (241,932)	$ (95,852)

The effect of the restatement on specific items in the statements of operations is as follows:
	Year ended December 31, 2007
	As Previously Reported	Adjustments	As Restated
REVENUES:	$ 4,799,631	$ (241,932)	$ 4,557,699
GROSS PROFIT	1,705,101	(241,932)	1,463,169

OPERATING INCOME	420,190	(241,932)	178,258
NET INCOME	345,679	(241,932)	103,747

The effect of the restatement on specific items in the statements of cash flows is as follows:
	Year ended December 31, 2007
	As Previously Reported	Adjustments	As Restated
OPERATING ACTIVITIES:
Net Income	$ 345,679	$ (241,932)	$ 103,747

Changes in operating assets and liabilities:
Increase in accounts receivable	(369,486)	241,932	(127,554)

Net cash used in operating activities	62,054	-	62,054

3. Goodwill
The Company acquired 100% of Occupational Testing, Inc. (OTI) on October 31, 2007 for $120,000
Cash and a $480,000 note bearing interest at 1% over New York floating prime. The note is payable in quarterly installments of $40,000 plus accrued interest beginning January 31, 2008. The purchase of OTI resulted in $455,210 in goodwill as an asset on the Company’s financial statements.

4.  Notes payable
As of March 31, 2008 and December 31, 2007, the Company had outstanding notes payable as follows:

	March 31, 2008	December 31, 2007
A . Murphy, due in quarterly installments of $40,000 beginning January 31, 2008 and bears interest at 1% over New York floating prime	$ 434,355	$ 480,000

Bank installment loan, payable in monthly installments of $7,482.43 at interest rate of 1% over prime interest	241,932	241,932

Bank line of credit due February 13, 2010 and bears interest at per annum interest rate of 1% over prime interest	100,000	-
	776,287	721,932
Less: current portion	249,784	401,932
Long term portion	$ 526,503	$320,000

Related Party Notes Payable:
Shareholders, due on demand, bearing interest at1.71% per annum	$100,985	$100,985
Workplace Health, due on demand, bearing interest at 4.5% per annum	56,000	56,000
Total Related Party Notes Payable	156,985	156,985
Less: current portion	156,985	156,985
Long term portion	$ -	$ -

The A. Murphy note payable is secured by all of the outstanding stock and all of the assets of Occupational Testing, Inc.  The related party notes payable are unsecured.

The bank loans are secured by the Company’s accounts receivable and by the personal guarantee of the Company’s Chief Executive Officer.

Maturities of notes payable and long-term debt for each of the years succeeding December 31, 2007 are as follows:

Year ending December 31,
2008	$ 406,769
2009	249,784
2010	276,719
$ 933,272

5. Stockholders’ Equity
The Company is authorized to issue 150,000,000 shares of common stock with a par value of $.001 per share.  The Company had 140, 499,001 and 140,399,001 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively.

During the three months ended March 31, 2008, the Company sold 100,000 shares in a private placement to an accredited investor for $15,000 in cash.

In the year ended December 31, 2006, the Company sold 4,177,670 shares in private placements to accredited investors for $307,205 in cash.

6. Income Taxes
The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operated as entity exempt from Federal and State income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	Three Months Ended March 31, 2008	Year Ended December 31, 2007
Income tax expense at statutory rate	$ (3,120)	$ (134,806)
Valuation allowance	3,120	134,806
Income tax expense per books	$ -	$ -

Net deferred tax assets consist of the following components as of:

	Three Months Ended March 31, 2008	Year Ended December 31, 2007

NOL carryover	$ 3,120	$ 181,740
Valuation allowance	(3,120)	(181,740)
Net deferred tax asset	$ -	$ -

At December 31, 2007, the Company had total net operating losses carried forward of approximately $466,000 that may be offset against future taxable income through 2027.   Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards are subject to annual limitations.   Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.  No tax benefit has been reported in the December 31, 2007 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 regarding “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB No. 109 (“FIN 48”), which defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities. The Company has reviewed its tax positions for open tax years 2005 and later and the adoption of FIN 48 on January 1, 2007 did not result in establishing a contingent tax liability reserve nor a corresponding charge to retained earnings. Also, no such uncertainties were identified during 2007. The Company has substantial tax benefits derived from its operating loss carryforwards but has provided 100% valuation allowances against them due to uncertainties associated with the realization of those tax benefits.

The recognition and measurement of certain tax benefits includes estimates and judgment by management and inherently includes subjectivity. Changes in estimates may create volatility in the Company’s effective tax rate in future periods from obtaining new information about particular tax positions that may cause management to change its estimates. If the Company would establish a contingent tax liability reserve, interest and penalties related to uncertain tax positions would be classified in general and administrative expenses.

7.   Related Party Transactions
As of  March 31, 2008 and December 31,  2007,  loans and  advances from the Company’s two directors bore  interest at 1.71% and were unsecured,  aggregated $156,985,  plus accrued and unpaid interest of $22,922 and $21,690, respectively and are  reflected  in "Loans and  advances  from  related party" and "Accrued interest,  related party" on the accompanying balance sheet.

Labwire (dba Labwire Security, Inc.) contracts with American K-9 Bomb Search, Inc., which is one-half owned by Labwire’s Chairman and Chief Executive Officer, to perform security services.  Labwire Security, Inc. is fully licensed with the State of Texas.   Labwire is paid a 5% commission for the K-9 security services that it refers to Labwire Security, Inc.  The commissions received by the Company have been less than 1% of the Company’s gross revenues.

8.  Subsequent Events
On May 27, 2008, the Board of Directors and shareholders owning approximately 85% of the Company’s issued and outstanding common shares voted to increase its authorized shares of common stock from 150,000,000 to 200,000,000 at par value of $0.001 per share.  The Company has filed the amended articles of incorporation with the Nevada Secretary of State.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Labwire, Inc. was incorporated in 2004 as a Nevada corporation and is headquartered in Brookshire, Texas, close to metropolitan Houston.   We are a leading provider of certain third party administrator (“TPA”) services.  As a provider of TPA services, we administer certain programs for our clients, allowing them to outsource matters that they would prefer not to undertake in-house on their own.  We act as a TPA with respect to the following three types of services:

1.
Drug testing and other employee screening – In connection with the provision of these services, we supervise specimen collection and test processing by federally certified labs.  We also provide a medical review officer, who interprets the results of the testing.  Moreover, unrelated to drug testing, we supervise background screening and on-site testing, which includes audio and vision testing, general employee physicals, and metal testing of employees engaged in operations such as mining.

2.
Employee training and online certification – In connection with the provision of these services, we have developed training and education programs to enable clients to comply with certain government regulations.  Currently, some of these programs deal with Department of Transportation regulations, while others deal with Federal Trade Commission regulations.  We plan to broaden our offering of these programs in the future, as we are able.

3.	Security – In connection with the provision of these services, we provide K-9 dog teams that search for bombs or drugs, supervise on-site physical security teams, and undertake some surveillance work.

We operate through two wholly-owned subsidiaries, Workplace Screening Services, Inc. and Occupational Testing, Inc.  We have developed the Labwire™ Platform, an innovative, proprietary Web-based application that (a) streamlines the complex regulatory and record management activities associated with our drug testing, and (b) offers our employee training and online certification programs.  This application figures prominently into our business strategy.  Moreover, our management team has extensive experience in our business and industry.

During the first quarter of 2008, we implemented our Department of Transportation training and education online for our client base.  Subsequent to the first quarter of 2008, we became a reporting company with the U.S. Securities and Exchange Commission (the “Commission”) when our General Form for Registration of Securities on Form 10 became effective on or about April 14, 2008.

There can be no assurance that we will be successful in our business.  Our business involves numerous risks, the principal ones of which are described in the section captioned “Risk Factors” in our General Form for Registration of Securities on Form 10.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Report. In addition to historical information, the discussion in this Report contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated by these forward-looking statements due to factors including, but not limited to, those factors set forth elsewhere in this Report and in the section captioned "RISK FACTORS" in our General Form for Registration of Securities on Form 10.

Results of Operations

Quarter Ended March 31, 2008 Compared to the Quarter Ended March 31, 2007

The following table sets forth certain operating information (unaudited) regarding the Company for the three-month periods ended March 31, 2008 and 2007:

Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)
Revenues	$ 864,997	$ 1,167,975
Cost of operations	$ 462,708	$ 794,288
Gross Profit	$ 402,289	$ 373,687
General and administrative expenses	$ 407,984	$ 297,278
Net income (loss)	$ (7,703)	$ 70,341

Net income (loss) per share	$ 0.00	$ 0.00

Revenues
Revenues for the three-month periods ended March 31, 2008 and 2007 were $864,997 and $1,167,975, respectively.  Our revenues decreased principally because of the expiration of a particular client’s account agreement amounting to approximately $400,000 per quarter.  We are currently in negotiations to resume services to this client, and we anticipate that revenues from this client may resume in some amount in the first quarter of 2009.

General and Administrative Expenses
General and administrative expenses for the three-month periods ended March 31, 2008 and 2007 were $407,984 and $297,278, respectively.  The $110,706 increase was primarily due to a $112,000 increase in the Company’s payroll expense resulting from the addition of the OTI operation in Wyoming and the continued development of its infrastructure to prepare for increased business.

Operating Income
Our operating loss for the three-month period ended March 31, 2008 was $(5,695) compared to an operating income of $76,410 for the three-month period ended March 31, 2007.  The $82,105 decrease in operating income from the 2008 period to the 2007 period is attributed to the decrease in training and drug testing revenues and the increase in general and administrative expenses as described above.  The Company anticipates the possible renewal at some level in the first quarter of 2009 of the training and drug testing contract whose expiration lead to the decrease in training and education revenues.

Liquidity and Capital Resources
From inception until the third quarter of 2007, our primary sources of capital were proceeds from private placements of our common stock, loans from shareholders and bank lines of credit.  We began to experience positive cash flow in the third quarter of 2007, which has allowed us to provide our own operating capital for our operations and reduced the need to access outside capital sources to support current operations.  We currently require approximately $130,000 per month to fund our recurring operations. This amount would likely increase if we expand our sales and marketing efforts and continue to develop new products and services as are our plans.  Our cash needs are primarily attributable to funding sales and marketing efforts, strengthening technical and helpdesk support, expanding our development capabilities, and building administrative infrastructure, including costs and professional fees associated with being a public company.  We intend to meet our immediate capital needs from cash flow provided from operations.  We believe that we have sufficient funding to cover our cash needs for the next 12 months, although there can be no assurance in this regard.

As of March 31, 2008, we had cash and cash equivalents of $158,990. The largest uses of our funds are funding general and administrative expenses, and salaries and related expenses.  As of March 31, 2008, we had total current liabilities of $1,139,605 and total current assets of $936,629, with our current liabilities exceeding our current assets by $202,976.

Net cash used by operating activities was $79,906 for the three months ended March 31, 2008, compared to net cash used by operating activities of $125,691 for the three months ended March 31, 2007.  The decrease of $45,785 in net cash provided by operating activities was due to a substantial reduction in accounts receivable, which was partially offset by a substantial decrease in accounts payable. Other factors include an increase in unearned revenues collected for future services, an increase in prepaid expenses, and a decrease in net income.

We have two outstanding loans with Frost National Bank (“Frost”).  On February 13, 2007, we established a $300,000 revolving line of credit with Frost that was originally scheduled to mature on February 13, 2008.  However, on or about March 4, 2008, we converted this revolving line of credit into a term note with an original principal amount of approximately $241,932.  This term note is due and payable in 36 level monthly payments.  The interest rate on the outstanding balance of this term note is a floating rate of prime plus 1%.  This term note is secured by out accounts receivable.  The outstanding principal balance on this term note as of March 31, 2008 was $241,932.

On or about March 4, 2008, we established a new $300,000 revolving line of credit with Frost that is scheduled to mature on February 13, 2010, at which time a balloon payment comprised of all outstanding principal and accrued interest must be paid.  The interest rate on the outstanding balance of the revolving line of credit is a floating rate of prime plus 1%, and a payment of all accrued interest is due monthly throughout the term of the line of credit.  This revolving line of credit is secured by out accounts receivable.  The outstanding principal balance on this line of credit as of March 31, 2008 was $100,000.

As of March 31, 2008, we also had a $434,355 promissory note outstanding and payable at a floating rate of interest of prime plus 1%.  The note is related to the purchase of Occupational Testing, Inc.

The long-term success of our operations depends on our ability to (1) increase the deployment of our Labwire™ Platform, (2) significantly increase our services revenue through the deployment of the Labwire™ Platform, both through increases in drug and alcohol testing, and usage of employee training and online certification programs, and (3) increase our revenues from K-9 security services.  We intend to raise additional capital through an offering of our Common Stock or other securities to provide additional working capital to fund the expansion of operations through acquisitions and the addition of new clients through marketing efforts and joint ventures with other service organizations.  We intend to seek up to approximately $2.0 million in capital in the near future in this connection.  The exact amount of funds raised, if any, will determine how aggressively we can grow and what additional projects we will be able to undertake.  Assuming that we are able to raise the $2.0 million in new capital, we currently anticipate spending approximately $250,000 in marketing and sales in its efforts to sign new clients and seek additional alliances.  No assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to us.  If adequate funds are not available on acceptable terms, our business, results of operations and financial condition could be materially adversely affected.  In a worst-case scenario, we would have to scale back or cease operations, and we might not be able to remain a viable entity.

In addition common stock may also be issued for conversion or settlement of debt and/or payables for equity, future obligations which may be satisfied by the issuance of common shares, and other transactions and agreements which may in the future result in the issuance of additional common shares. The common shares that we may issue in the future could significantly increase the number of shares outstanding and could be extremely dilutive.

Contractual Obligations
Future payments due on our contractual obligations as of March 31, 2008 are as follows:

	Total	2008	2009-2010	2010-2012	Thereafter
Operating lease	$ 64,800	$ 64,800	$ -	$ -	$ -
Notes payable	591,340	316,985	274,355	-	-
Bank loans	341,932	89,784	252,148	-	-
Total	$ 998,072	$ 471,569	$ 526,503	$ -	$ -

Critical Accounting Policies and Estimates
Our discussion of our financial condition and results of operations is based on the information reported in our financial statements. The preparation of our financial statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities as of the date of our financial statements. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions and other factors. Our significant accounting policies are detailed in Note 1 to our financial statements included in this Quarterly Report.  We have outlined below certain of these policies that have particular importance to the reporting of our financial condition and results of operations and that require the application of significant judgment by our management.

Impairment of Long-Lived Assets
We review long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with Statement of financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment for Disposal of Long-Lived Assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, impairment charge is recognized by the amount of the asset exceeds the fair value of the asset.

Fair Value of Financial Instruments
Management believes that the carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these instruments. The carrying amount of our long-term debt also approximates fair value, based on market quote values (where applicable) or discounted cash flow analyses.

Income Taxes
We account for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. Valuation allowances are established when it is necessary to reduce deferred income tax assets to the amount, if any, expected to be realized in future years.

Net earnings (loss) per share
Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible notes in the weighted-average number of common shares outstanding for a period, if dilutive. All potentially dilutive securities have been excluded from the computation, as their effect is anti-dilutive.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Revenue recognition
We have three main sources of revenue: drug testing and related services, training and online certification, and security services provided by an allied company.  Drug testing: we fulfill orders for drug testing services, wherein we are responsible for the performance and data maintenance related to employee drug testing for its clients.  We do not perform the drug tests, but we fulfill the order through our network of third party labs and other drug testing facilities.  Revenue is recognized when the drug testing has been completed by the lab and the customer has been invoiced for the services.  We have low bad debt levels because our policy is to deal with large well-positioned firms that pay monthly. Because we track these company's activities daily, we are constantly aware of our position and therefore can demand and receive timely payments as we provide on-going compliance services. Pursuant to EITF 99-19, we are responsible for fulfilling a customer’s order, including whether the service is acceptable and therefore bears the risks and rewards of principal.  As such, we have elected to record the gross amounts of the contracts.  Our service agreements rarely include multiple parts that would have a material impact on the recognition of revenue.  As such, we have created our revenue recognition policies pursuant to EITF 00-21.

Online training and certification: the Company has designed online testing for various certifications which client employees must attain for their employment.  The employee takes the certification examinations online and the client is automatically tagged for billing, which coincides with performance of services.

Security services provided by the Company through its allied company: the process is handled in similar fashion to that described above for drug testing.

Allowance for Uncollectible Receivables
The allowance for all probable uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. These factors are continuously monitored by management to arrive at an estimate for the amount of accounts receivable that may ultimately be uncollectible. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount it reasonably believes will be collected. This analysis requires making significant estimates, and changes in facts and circumstances could result in material changes in the allowance for uncollectible receivables.

Software Development Costs
The Company has begun developing a software platform for certain exclusively internal purposes.  We follow the guidance set forth in Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (SOP 98-1), in accounting for costs incurred in the development of its on-demand application suite. SOP 98-1 requires companies to capitalize qualifying computer software costs that are incurred during the application development stage and amortize them over the software’s estimated useful life.

We capitalize costs associated with developing software for internal use, which costs primarily include salaries of developers.  Direct costs incurred in the development of software are capitalized once the preliminary project stage is completed, management has committed to funding the project and completion and use of the software for its intended purpose are probable.  We cease capitalization of development costs once the software has been substantially completed at the date of conversion and is ready for its intended use. The estimation of useful lives requires a significant amount of judgment related to matters, specifically, future changes in technology. We believes there have not been any events or circumstances that warrant revised estimates of useful lives of the software.

Purchase Accounting
We completed acquisitions in 2004 and the fourth quarter of 2007. The purchase method of accounting requires companies to assign values to assets and liabilities acquired based upon their fair values. In most instances, there is not a readily defined or listed market price for individual assets and liabilities acquired in connection with a business, including intangible assets. The determination of fair value for assets and liabilities in many instances requires a high degree of estimation. The valuation of intangibles assets, in particular, is very subjective.  We generally use internal cash flow models and, in certain instances, third party valuations in estimating fair values. The use of different valuation techniques and assumptions can change the amounts and useful lives assigned to the assets and liabilities acquired, including goodwill and other intangible assets and related amortization expense.

Intangible Assets
Intangible assets with estimable useful lives are amortized over respective estimated useful lives, and reviewed for impairment in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets.

Recent Accounting Pronouncements

In September 2006, the FASB issued FASB Statement 157 “Fair Value Measurements” (“SFAS No. 157”) that defines and measures fair value and expands disclosures about fair value measurements. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 applies to all entities and is effective for fiscal years beginning after November 15, 2007.

We do not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on their consolidated financial position, results of operations or cash flow.

Off Balance Sheet Arrangements
We have no off balance sheet arrangements.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were not effective due to the lack of segregation of duties in financial reporting, as our accounting functions are performed by one person with no internal review, as our company does not have an audit committee. This is due to our lack of working capital to hire additional staff. To remedy this, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

Change in Internal Controls Over Financial Reporting
There have not been any changes in our predecessors’ internal controls over financial reporting that occurred during the quarterly period ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
We are not now a party to any legal proceeding requiring disclosure in accordance with the rules of the U.S. Securities and Exchange Commission.  In the future, we may become involved in various legal proceedings from time to time, either as a plaintiff or as a defendant, and either in or outside the normal course of business.  We are not now in a position to determine when (if ever) such a legal proceeding may arise. If we ever become involved in such a legal proceeding, our financial condition, operations, or cash flows could be materially and adversely affected, depending on the facts and circumstances relating to such proceeding.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the first quarter of 2008, we sold 100,000 shares of our common stock to a single accredited investor at a per share price of $0.15.  This sale of common stock is claimed to be exempt pursuant to Rule 506 of Regulation D under the Act.  No advertising or general solicitation was employed in offering these securities.  The offering and sale were made only to an accredited investor, and subsequent transfers were restricted in accordance with the requirements of the Act.

ITEM 6.  EXHIBITS
(a)           The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

Exhibit Number	Description
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LABWIRE, INC.
(Registrant)

December 23, 2008	By:	/s/ G. Dexter Morris
G. Dexter Morris,
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer)