Form 10-Q
period 2008-06-30
Labwire Inc
filed 2008-12-23
CIK 1426567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2008

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
Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐  Large accelerated filer                                                    ☐  Accelerated filer
☐  Non-accelerated filer                                                      ☑  Smaller Reporting Company

 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
    Yes ☐ No ☑

The number of shares of common stock, $.001 par value, outstanding as of November 28, 2008: 142,699,001 shares

LABWIRE, INC.
PERIOD ENDED JUNE 30, 2008

INDEX

		Page
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Financial statements of Labwire, Inc. (unaudited):

	Consolidated balance sheets as of June 30, 2008 (unaudited) and December 31, 2007	3

	Consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 (unaudited)	4

	Consolidated statement of stockholders’ deficiency for the period from December 31, 2005 through June 30, 2008 (unaudited)	5

	Consolidated statements of cash flows for the six months ended June 30, 2008 and 2007 and 2007 (unaudited)	6

	Notes to consolidated financial statements (unaudited)	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

ITEM 4T.	CONTROLS AND PROCEDURES	25

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	25

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	25

ITEM 6.	EXHIBITS	26

SIGNATURES		26

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

LABWIRE, INC.
Condensed Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
ASSETS	(Unaudited)	(Restated)
CURRENT ASSETS:
Cash and cash equivalents - interest bearing	$ 257,279	$ 206,520
Accounts receivable, net of allowance for doubtful accounts of $5,600 as of June 30, 2008 and December 31, 2007, respectively	705,073	860,098
Advances to employees	12,500	-
Prepaid expenses	66,902	20,696
Total Current Assets	1,041,754	1,087,314

PROPERTY AND EQUIPMENT:
Laboratory equipment	53,781	53,781
Vehicles	7,000	7,000
Office furniture and equipment	51,115	35,251
Proprietary software	185,025	118,550
	296,921	214,582
Less: accumulated depreciation	(79,242)	(54,207)
Total Property and Equipment	217,679	160,375

OTHER ASSETS:
Goodwill	455,210	455,210
TOTAL ASSETS	$ 1,714,643	$ 1,702,899

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 323,420	$ 866,796
Income taxes payable	13,890	24,303
Current portion of long-term debt	493,989	401,932
Unearned income	61,147	-
Notes payable to related parties	-	156,985
Accrued interest payable	26,338	7,045
Accrued interest payable – related parties	-	21,690
Total Current Liabilities	918,784	1,478,751

LONG-TERM LIABILITIES:
Long term-debt, less current portion above	667,988	320,000
Total Long-term Liabilities	667,988	320,000

TOTAL LIABILITIES	1,586,772	1,798,751

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock; $0.001par value; 150,000,000 shares authorized; 142,699,001 shares issued and outstanding at June 30, 2008and December 31, 2007, respectively	142,699	140,399
Additional paid-in capital	665,235	471,384
Accumulated deficit	(680,063)	(707,635)

Total Stockholders’ Equity (Deficit)	127,871	(95,852)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$ 1,714,643	$ 1,702,899

The accompanying notes are an integral part of these financial statements.

 LABWIRE, INC.
Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

REVENUES	$ 1,019,324	$ 1,009,310	$ 1,876,253	$ 2,177,285
COST OF SALES	496,804	563,931	959,513	1,358,218
GROSS PROFIT	522,520	445,379	916,740	819,067

OPERATING EXPENSES:
General and administrative expenses	198,194	135,816	362,021	305,114
Bad debt expense	1,481	490	2,001	490
Advertising and marketing expense	5,131	280	9,376	1,188
Payroll expenses	225,888	162,402	465,281	289,474

Total Operating Expenses	430,694	298,988	838,679	596,266

OPERATING INCOME (LOSS)	91,826	146,391	78,061	222,801

OTHER INCOME (EXPENSES)
Interest expense	(34,591)	(6,483)	(52,976)	(12,551)
Interest income	-	-	78	-
Total Other Income (Expenses)	34,591	(6,483)	(52,898)	(12,551)

NET INCOME (LOSS) BEFORE TAXES	57,235	139,908	25,163	210,250

INCOME TAX EXPENSE (BENEFIT)	13,890	32,086	(2,409)	32,086

NET INCOME (LOSS)	$ 43,345	$ 107,822	$ 27,572	$ 178,164

BASIC EARNINGS (LOSS) PER SHARE	$ 0.00	$ 0.00	$ 0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	140,499,001	140,399,001	140,499,001	138,315,665

The accompanying notes are an integral part of these financial statements.

LABWIRE, INC.
Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

DESCRIPTION	Common Shares	Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2005	136,232,330	$ 136,232	$ 168,346	$ (310,401)	$ (5,823)

Common shares issued for cash	4,166,671	4,167	303,038	-	307,205

Net loss for the year ended December 31, 2006	-	-	-	(500,981)	(500,981)

Balance, December 31, 2006	140,399,001	140,399	471,384	(811,382)	(199,599)

Net income for the year ended December 31, 2007 (Restated)	-	-	-	103,747	103747

Balance, December 31, 2007 (Restated)	140,399,001	140,399	471,384	(707,635)	(95,852)

Common shares issued for cash	100,000	100	14,900		15,000

Common stock issued to retire notes payable	2,200,000	2,200	178,951		181,151

Net income for the six months ended June 30, 2008	-	-	-	27,572	27,572

Balance, June 30, 2008	142,699,001	$ 142,699	$ 665,235	$ (680,063)	$127,871

The accompanying notes are an integral part of these financial statements.

LABWIRE, INC.
Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$ 27,572	$ 178,164

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	25,034	9,316
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	142,525	(81,471)
(Increase) decrease in prepaid expenses	(46,206)	1,382
Increase (decrease) in accounts payable and accrued expenses	(543,375)	(284,112)
Increase (decrease) in unearned income	61,147	-
Increase (decrease) in accrued interest payable	(2,397)	-
Income taxes payable	(10,413)	18,294
Net Cash Provided by (Used) in Operating Activities	(346,113)	(158,427)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(15,864)	-
Development of Software	(66,475)	-
Net Cash Used in Investing Activities	(82,339)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(85,789)	(80,965)
Increase in bank line of credit	250,000	121,000
Increase in notes payable	300,000	-
Sale of common stock for cash	15,000	-
Net Cash Provided by Financing Activities	479,211	40,035

NET INCREASE (DECREASE) IN CASH	50,759	(118,392)

CASH AT BEGINNING OF YEAR	206,520	108,346

CASH AT END OF PERIOD	$ 257,279	$ (10,046)

CASH PAID FOR:
Interest	$ 48,328	$ 12,551
Income Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Labwire, Inc.
Notes to Consolidated Financial Statements
References to June 30, 2008 are Unaudited

1. Summary of Significant Accounting Policies

Nature of Operations - Labwire, Inc. (referred to herein as “the Company”) was incorporated in Nevada on October 8, 2004. The Company was established as an employee screening company specializing in drug testing, background investigations, employee training, on-line certification and security with a client base of large US and European corporations. It provides compliance services for Department of Transportation (49CFR Part 40) and Federal Trade Commission (Fair Credit Reporting Act) governed programs.

Basis of Consolidation – The consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.

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

Interim results are not necessarily indicative of results for a full year.  The information included in this quarterly report should be read in conjunction with information included in the annual financial statements.

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid instruments with original maturities of ninety days or less, to be cash equivalents.

Allowance for Uncollectible Receivables - The allowance for all probable uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. These factors are continuously monitored by management to arrive at an estimate for the amount of accounts receivable that may ultimately be uncollectible. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, the Company records a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount it reasonably believes will be collected. This analysis requires making significant estimates, and changes in facts and circumstances could result in material changes in the allowance for uncollectible receivables.  The Company’s allowance for uncollectible receivables was $5,600 at June 30, 2008 and December 31, 2007, respectively.

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

Income Taxes -The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce the deferred tax assets to the amount expected to be realized. Income tax expense is payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

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

Revenue Recognition – We have three main sources of revenue: drug testing and related services, training and online certification, and security services provided by an allied company.  Drug testing: we fulfill orders for drug testing services, wherein we are responsible for the performance and data maintenance related to employee drug testing for its clients.  We do not perform the drug tests, but we fulfill the order through our network of third party labs and other drug testing facilities.  Revenue is recognized when the drug testing has been completed by the lab and the customer has been invoiced for the services.  We have low bad debt levels because our policy is to deal with large well-positioned firms that pay monthly. Because we track these company’s activities daily, we are constantly aware of our position and therefore can demand and receive timely payments as we provide on-going compliance services. Pursuant to EITF 99-19, we are responsible for fulfilling a customer’s order, including whether the service is acceptable and therefore bears the risks and rewards of principal.  As such, we have elected to record the gross amounts of the contracts.  Our service agreements rarely include multiple parts that would have a material impact on the recognition of revenue.  As such, we have created our revenue recognition policies pursuant to EITF 00-21.

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

Advertising Costs - Advertising costs are reported in selling, general and administrative expenses and include advertising, marketing and promotional programs. As of December 31, 2007 and 2006, all of these costs were charged to expenses in the period or year in which incurred. Advertising costs for the six months ended June 30, 2008 and the year ended December 31, 2007 were $9,376 and $10,240, respectively.

Stock Options - The Company accounts for stock options issued to employees in accordance with APB No.25.  The Company has elected to adopt the disclosure requirements of SFAS No.123 “Accounting for Stock-based Compensation”. This statement requires that the Company provide proforma information regarding net income (loss) and income (loss) per share as if compensation cost for the Company’s stock options granted had been determined in accordance with the fair value based method prescribed in SFAS No. 123. Additionally, SFAS No. 123 generally requires that the Company record options issued to non-employees, based on the fair value of the options.

Stock Based Compensation -Labwire accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards no.123(R), Share-Based Payments, and Staff Accounting Bulletin No. 107. The company accounts for the stock options issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration other Than Employee Services Under FASB Statement No. 123. The fair value of stock options and warrants granted to employees and non-employees is determined using the Black-Scholes option pricing model. The Company has adopted SFAS 123(R) and applied it in the period presented.  The Company had not issued any options to employees in the prior periods; thus there was no impact of adopting the new standard.

Net earnings (loss) per share - Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible notes in the weighted-average number of common shares outstanding for a period, if dilutive. During the six months ended June 30, 2008 and 2007 there were no dilutive securities.  The computation of earnings (loss) per share is as follows:

	Six Months Ended June 30,
	2008	2007
Net Income	$ 27,572	$ 178,164
Weighted average shares outstanding	140,499,001	138,315,665

Basic Earnings per share	$ 0.00	$ 0.00

Recent Accounting Pronouncements
In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a “simplified” method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

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
STOCKHOLDERS’ EQUITY:
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

3.  Goodwill
The Company acquired 100% of Occupational Testing, Inc. (OTI) on October 31, 2007 for $120,000 cash and a $480,000 note payable bearing interest at 1% over New York floating prime.  The note is payable in quarterly installments of $40,000 plus accrued interest beginning January 31, 2008.  The purchase of OTI resulted in $455,210 in goodwill as an asset on the Company’s financial statements.

4.  Notes payable
As of June 30, 2008 and December 31, 2007, the Company had outstanding notes payable as follows:

	June 30, 2008	December 31, 2007
A . Murphy, due in quarterly installments of $40,000 beginning January 31, 2008 and bears interest at 1% over New York floating prime	$ 388,711	$ 480,000
Bank installment loan, payable in monthly installments of $6,296 plus accrued at rate of 7% interest	223,266	241,932
Note payable August 29, 2008 at 4% interest per annum	300,000	-
Bank line of credit due March 10, 2010 and bears interest at 7%	250,000	-
	1,161,977	721,932
Less: current portion	493,989	401,932
Long term portion	$ 667,988	$ 320,000

Related Party Notes Payable:
Shareholders, due on demand, bearing interest at1.71% per annum	$ -	$ 100,985
Workplace Health, due on demand, bearing interest at 4.5% per annum	-	56,000
Total Related Party Notes Payable	-	156,985
Less: current portion	-	156,985
Long term portion	$ -	$ -

The A. Murphy note payable is secured by all of the outstanding stock and all of the assets of Occupational Testing, Inc.  The related party notes payable are unsecured.

The bank loans are secured by the Company’s receivables and by the personal guarantee of the Company’s Chief Executive Officer.

Maturities of notes payable and long-term debt for each of the years succeeding December 31, 2007 are as follows:

Year ending December 31,
2008	$ 493,989
2009	257,988
2010	410,000
$ 1,161,977

5. Stockholders’ Equity
The Company is authorized to issue 150,000,000 shares of common stock with a par value of $.001 per share.  The Company had 142,699,001 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively.

During the second quarter of 2008, we issued an aggregate of 2,200,000 shares of our common stock to our two directors and other shareholders in exchange for the cancellation of promissory notes that we executed in favor of them in the aggregate principal and accrued interest amount of approximately $181,151.  Because the recipients’ status as directors of ours, the issuance of these shares is claimed to be exempt pursuant to Section 4(2) of the Securities Act of 1933 (the “Act”).

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	Six Months Ended June 30, 2008	Year Ended December 31, 2007
Income tax expense at statutory rate	$ (19,750)	$ (134,806)
Valuation allowance	19,750	134,806
Income tax expense per books	$ -	$ -

Net deferred tax assets consist of the following components as of:

	Six Months Ended June 30, 2008	Year Ended December 31, 2007
NOL carryover	$ 19,750	$ 181,740
Valuation allowance	(19,750)	(181,740)
Net deferred tax asset	$ -	$ -

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

The recognition and measurement of certain tax benefits includes estimates and judgment by management and inherently includes subjectivity. Changes in estimates may create volatility in the Company’s effective tax rate in future periods from obtaining new information about particular tax positions that may cause management to change its estimates. If the Company would establish a contingent tax liability reserve, interest and penalties related to uncertain tax positions would be classified in general and administrative expenses

7.   Related Party Transactions
At December 31,  2007,  loans and  advances from the Company’s two directors bore interest at 1.71% and were unsecured,  aggregated $156,985,  plus accrued and unpaid interest of $21,690, respectively and are  reflected  in “Loans and  advances  from  related party” and “Accrued interest,  related party” on the accompanying balance sheet.  These loans and accrued interest were retired during the quarter ended June 30, 2008.

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

8.  Subsequent Events
On May 27, 2008, the Board of Directors and shareholders owning approximately 85% of the Company’s issued and outstanding common shares voted to increase its authorized shares of common stock from 150,000,000 to 200,000,000 at par value of $0.001 per share.   The Company has filed the amended articles of incorporation with the Nevada Secretary of State in September, 2008.

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

Listed below are key company events that occurred in the second quarter of 2008:

*	We signed an alliance agreement with USIS to provide compliance management to their selected clients.

*	We successfully completed the conversion of initial USIS clients onto the Labwire™ Platform.

*	We were re-certified as ISO 9001:2000, for “The administration of employee screening services” by Det Norske Veritas

*
We became a reporting company with the U.S. Securities and Exchange Commission (the “Commission”) when our General Form for Registration of Securities on Form 10 became effective on or about April 14, 2008.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Report. In addition to historical information, the discussion in this Report contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated by these forward-looking statements due to factors including, but not limited to, those factors set forth elsewhere in this Report and in the section captioned “RISK FACTORS” in our General Form for Registration of Securities on Form 10.

Results of Operations
Quarter Ended June 30, 2008 Compared to the Quarter Ended June 30, 2007

The following table sets forth certain operating information (unaudited) regarding the Company for the three-month periods ended June 30, 2008 and 2007:

Three Months Ended June 30,
	2008	2007
	(unaudited)	(unaudited)
Revenues	$ 1,019,324	$ 1,009,310
Cost of operations	$ 496,804	$ 563,931
Gross Profit	$ 522,520	$ 445,379
Operating expenses	$ 430,694	$ 298,988
Net income	$ 43,345	$ 107,822

Net income per share	$ 0.00	$ 0.00

Revenues
Revenues for the three-month periods ended June 30, 2008 and 2007 were $1,019,324 and $1,009,310, respectively.  Our revenues remained basically the same between the two periods despite the expiration of a particular client’s account agreement amounting to approximately $400,000 per quarter.  This loss in revenues was more than offset by an increase in revenues from our Wyoming operations acquired during the fourth quarter of 2007.  We are currently in negotiations to resume services to the client whose account agreement expired, and we anticipate that revenues from this client may resume in some amount in the first quarter of 2009.

General and Administrative Expenses
General and administrative expenses for the three-month periods ended June 30, 2008 and 2007 were $407,984 and $297,278, respectively.  The $110,706 increase was primarily due to a $112,000 increase in the Company’s payroll expense resulting from the addition of our Wyoming operations in the fourth quarter of 2007and the continued development of our infrastructure to prepare for increased business.

Operating Income
Our operating income for the three-month period ended June 30, 2008 was $100,296 compared to an operating income of $146,391 for the three-month period ended June 30, 2007.  The $46,095 decrease in operating income is attributed to the decrease in training and education revenues (not offset by the increase in revenues from our Wyoming operations acquired during the fourth quarter of 2007) and the increase in general and administrative expenses.  The decrease in operating income was partially offset by a decline in costs of sales.

Six-Month Period Ended June 30, 2008 Compared to the Six-Month Period Ended June 30, 2007

The following table sets forth certain operating information (unaudited) regarding the Company for the six-month periods ended June 30, 2008 and 2007:

Six Months Ended June 30,
	2008	2007
	(unaudited)	(unaudited)
Revenues	$ 1,876,253	$ 2,177,285
Cost of operations	$ 959,513	$ 1,358,218
Gross Profit	$ 916,740	$ 819,067
Operating expenses	$ 838,679	$ 596,266
Net income	$ 27,572	$ 178,164

Net income per share	$ 0.00	$ 0.00

Revenues
Revenues for the six-month periods ended June 30, 2008 and 2007 were $1,876,253 and $2,177,285, respectively.  Our revenues decreased principally because of the expiration of a particular client’s account agreement amounting to approximately $400,000 per quarter.  The magnitude of the loss in revenues from this account was partially offset in the second quarter 2008 by an increase in revenues from our Wyoming operations acquired during the fourth quarter of 2007.  We are currently in negotiations to resume services to the client whose account agreement expired, and we anticipate that revenues from this client may resume in some amount in the first quarter of 2009.

General and Administrative Expenses
General and administrative expenses for the six-month periods ended June 30, 2008 and 2007 were $362,021 and $305,114, respectively.  The $56,907 increase was primarily due an increase in the Company’s payroll expense resulting from the addition of our Wyoming operations in the fourth quarter of 2007and the continued development of our infrastructure to prepare for increased business.

Operating Income
Our operating income for the six-month period ended June 30, 2008 was $78,061 compared to an operating income of $222,801for the six-month period ended June 30, 2007.  The $144,740 decrease in operating income is attributed to the decrease in training and education revenues (not offset by the increase in revenues from our Wyoming operations acquired during the fourth quarter of 2007) and the increase in general and administrative expenses. The decrease in operating income was partially offset by a decline in costs of sales.

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

As of June 30, 2008, we had cash and cash equivalents of $257,279. The largest uses of our funds are funding general and administrative expenses and salaries and related expenses.  As of June 30, 2008, we had total current liabilities of $918,784 and total current assets of $1,041,754, with our current assets exceeding our current liabilities by $122,970.

Net cash used by operating activities was $346,113 for the six months ended June 30, 2008, compared to net cash used by operating activities of $158,427 for the six months ended June 30, 2007.   The increase in net cash used by operating activities in comparing the six months ended June 30, 2008 to the six months ended June 30, 2007 was due primarily to having a decrease of $150,592 in net income for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

We have two outstanding loans with Frost National Bank (“Frost”).  On February 13, 2007, we established a $300,000 revolving line of credit with Frost that was originally scheduled to mature on February 13, 2008.  However, on or about March 4, 2008, we converted this revolving line of credit into a term note with an original principal amount of approximately $241,932.  This term note is due and payable in 36 level monthly payments.  The interest rate on the outstanding balance of this term note is a floating rate of prime plus 1%.  This term note is secured by out accounts receivable.  The outstanding principal balance on this term note as of June 30, 2008 was $223,266.

On or about March 4, 2008, we established a new $300,000 revolving line of credit with Frost that is scheduled to mature on February 13, 2010, at which time a balloon payment comprised of all outstanding principal and accrued interest must be paid.  The interest rate on the outstanding balance of the revolving line of credit is a floating rate of prime plus 1%, and a payment of all accrued interest is due monthly throughout the term of the line of credit.  This revolving line of credit is secured by out accounts receivable.  The outstanding principal balance on this line of credit as of June 30, 2008 was $250,000.

As of June 30, 2008, we also had a $434,355 promissory note outstanding and payable at a floating rate of interest of prime plus 1%.  The note is related to the purchase of Occupational Testing, Inc.

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

Contractual Obligations
Future payments due on our contractual obligations as of June 30, 2008 are as follows:

	Total	2008	2009-2010	2010-2012	Thereafter
Operating lease	$ 64,800	$ 64,800	$ -	$ -	$ -
Notes payable	911,977	406,487	235,552	235,552	34,386
Line of credit	250,000	-	250,000	-	-
Total	$ 1,226,777	$ 471,287	$ 485,552	$ 235,552	$ 34,386

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

Revenue Recognition
We have three main sources of revenue: drug testing and related services, training and online certification, and security services provided by an allied company.  Drug testing: we fulfill orders for drug testing services, wherein we are responsible for the performance and data maintenance related to employee drug testing for its clients.  We do not perform the drug tests, but we fulfill the order through our network of third party labs and other drug testing facilities.  Revenue is recognized when the drug testing has been completed by the lab and the customer has been invoiced for the services.  We have low bad debt levels because our policy is to deal with large well-positioned firms that pay monthly. Because we track these company’s activities daily, we are constantly aware of our position and therefore can demand and receive timely payments as we provide on-going compliance services. Pursuant to EITF 99-19, we are responsible for fulfilling a customer’s order, including whether the service is acceptable and therefore bears the risks and rewards of principal.  As such, we have elected to record the gross amounts of the contracts.  Our service agreements rarely include multiple parts that would have a material impact on the recognition of revenue.  As such, we have created our revenue recognition policies pursuant to EITF 00-21.

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

We capitalize costs associated with developing software for internal use, which costs primarily include salaries of developers.  Direct costs incurred in the development of software are capitalized once the preliminary project stage is completed, management has committed to funding the project and completion and use of the software for its intended purpose are probable.  We cease capitalization of development costs once the software has been substantially completed at the date of conversion and is ready for its intended use. The estimation of useful lives requires a significant amount of judgment related to matters, specifically, future changes in technology. We believe no events or circumstances warrant revised estimates of useful lives of the software.

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

Change in Internal Controls Over Financial Reporting
There have not been any changes in our predecessors’ internal controls over financial reporting that occurred during the quarterly period ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the second quarter of 2008, we issued an aggregate of 1,000,000 shares of our common stock to our two directors in exchange for the cancellation of promissory notes that we executed in favor of them in the aggregate principal amount of approximately $156,985.  Because the recipients’ status as directors of ours, the issuance of these shares is claimed to be exempt pursuant to Section 4(2) of the Securities Act of 1933 (the “Act”).

During the first quarter of 2008, we sold 100,000 shares of our common stock to a single accredited investor at a per share price of $.15.  This sale of common stock is claimed to be exempt pursuant to Rule 506 of Regulation D under the Act.  No advertising or general solicitation was employed in offering these securities.  The offering and sale were made only to an accredited investor, and subsequent transfers were restricted in accordance with the requirements of the Act.

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

LABWIRE, INC.
(Registrant)

Date: December 23, 2008	By:	/s/ G. Dexter Morris
G. Dexter Morris,
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer)