Form 10-Q
period 2008-09-30
Labwire Inc
filed 2008-12-23
CIK 1426567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2008

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
Yes þ   No ☐

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

LABWIRE, INC.
PERIOD ENDED SEPTEMBER 30, 2008

INDEX

		Page
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Financial statements of Labwire, Inc. (unaudited):

	Consolidated balance sheets as of September 30, 2008 (unaudited) and December 31, 2007	3

	Consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007 (unaudited)	4

	Consolidated statement of stockholders' deficiency for the period from December 31, 2005 through September 30, 2008 (unaudited)	5

	Consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007 (unaudited)	6

	Notes to consolidated financial statements (unaudited)	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

ITEM 4T.	CONTROLS AND PROCEDURES	24

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	25

ITEM 6.	EXHIBITS	25

SIGNATURES		25

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

LABWIRE, INC.
Condensed Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
ASSETS	(Unaudited)	(Restated)
CURRENT ASSETS:
Cash and cash equivalents - interest bearing	$ 77,485	$ 206,520
Accounts receivable, net of allowance for doubtful accounts of $5,600 as of September 30, 2008 and December 31, 2007, respectively	991,945	860,098
Advances to employees	26,405	-
Prepaid expenses	29,259	20,696
Total Current Assets	1,125,094	1,087,314

PROPERTY AND EQUIPMENT:
Laboratory equipment	53,781	53,781
Vehicles	7,000	7,000
Office furniture and equipment	51,115	35,251
Proprietary software	237,703	118,550
	349,599	214,582
Less: accumulated depreciation	(95,866)	(54,207)
Total Property and Equipment	253,733	160,375

OTHER ASSETS:
Goodwill	455,210	455,210
TOTAL ASSETS	$ 1,834,037	$ 1,702,899

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 387,992	$ 866,796
Income taxes payable	17,939	24,303
Current portion of long-term debt	520,326	401,932
Notes payable to related parties	-	156,985
Accrued interest payable	35,231	7,045
Accrued interest payable – related parties	-	21,690
Total Current Liabilities	961,488	1,478,751

LONG-TERM LIABILITIES:
Long term-debt, less current portion above	626,883	320,000
Total Long-term Liabilities	626,883	320,000

TOTAL LIABILITIES	1,588,371	1,798,751

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock; $0.001par value; 200,000,000 shares authorized; 142,699,001 shares issued and outstanding at September 30, 2008 and 140,399,001 shares at December 31, 2007	142,699	140,399
Additional paid-in capital	665,235	471,384
Accumulated deficit	(562,268)	(707,635)
Total Stockholders’ Equity (Deficit)	245,666	(95,852)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	1,834,037	1,702,899

The accompanying notes are an integral part of these financial statements.

LABWIRE, INC.
Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30,		For theNine Months Ended September 30,
	2008	2007	2008	2007

REVENUES	$ 1,292,472	$ 1,352,671	$ 3,168,726	$ 3,529,956
COST OF SALES	747,665	927,084	1,707,178	2,285,302
GROSS PROFIT	544,807	425,587	1,461,548	1,244,654

OPERATING EXPENSES:
General and administrative expenses	167,173	96,952	529,194	402,066
Bad debt expense	365	-	2,366	490
Advertising and marketing expense	6,520	1,750	15,896	2,938
Payroll expenses	208,879	154,278	674,160	443,752

Total Operating Expenses	382,937	252,980	1,221,616	849,246

OPERATING INCOME	161,870	172,607	239,932	395,408

OTHER INCOME (EXPENSES)
Interest expense	(40,026)	(12,645)	(93,002)	(25,197)
Interest income	-	-	78	-
Total Other Income (Expenses)	(40,026)	(12,645)	(92,925)	(25,197)

NET INCOME BEFORE TAXES	121,844	159,962	147,007	370,211

INCOME TAX EXPENSE (BENEFIT)	4,049	-	1,640	32,086

NET INCOME	$ 117,795	$ 159,962	$ 145,367	$ 338,125

BASIC EARNINGS PER SHARE	$ 0.00	$ 0.00	$ 0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OFSHARES OUTSTANDING	140,654,557	140,399,001	140,654,557	140,399,001

The accompanying notes are an integral part of these financial statements.

LABWIRE, INC.
Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

DESCRIPTION	Common Shares	Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2005	136,232,330	$ 136,232	$ 168,346	$ (310,401)	$ (5,823)

Common shares issued for cash	4,166,671	4,167	303,038	-	307,205

Net loss for the year ended December 31, 2006	-	-	-	(500,981)	(500,981)

Balance, December 31, 2006	140,399,001	140,399	471,384	(811,382)	(199,599)

Net income for the year ended December 31, 2007 (Restated)	-	-	-	103,747	103,747

Balance, December 31, 2007 (Restated)	140,399,001	140,399	471,384	(707,635)	(95,852)

Common stock issued for cash	100,000	100	14,900		15,000

Issuance of common stock to retire debt	2,200,000	2,200	178,951		181,151

Net income for the nine months ended September 30, 2008	-	-	-	145,367	145,367

Balance, September 30, 2008	142,699,001	$ 142,699	$ 665,235	$ (562,268)	$ 245,666

The accompanying notes are an integral part of these financial statements.

LABWIRE, INC.
Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30
	2008	2007
OPERATING ACTIVITIES
Net income	$ 145,367	$ 338,125

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	41,659	14,071

Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(158,252)	(296,281)
(Increase) decrease in prepaid expenses	(8,563)	1,382
Increase (decrease) in accounts payable and accrued expenses	(478,804)	17,109
Increase (decrease) in accrued interest payable	6,496	(19,547)
Income taxes payable	(6,364)	18,295
Net Cash Provided by (Used) in Operating Activities	(458,461)	73,154

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(15,864)	(61,496)
Development of Software	(119,153)	-
Net Cash Used in Investing Activities	(135,017)	(61,496)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(150,557)	(66,165)
Increase in bank line of credit	300,000	121,933
Sale of common stock	15,000
Increase in notes payable	300,000	76,588
Net Cash Provided by Financing Activities	464,443	132,356

NET INCREASE (DECREASE) IN CASH	(129,035)	144,014

CASH AT BEGINNING OF YEAR	206,520	108,346

CASH AT END OF PERIOD	$ 77,485	$ 252,360

CASH PAID FOR:
Interest	$ 57,770	$ 3,666
Income Taxes	$ -	$ 6,022

The accompanying notes are an integral part of these financial statements.

Labwire, Inc.
Notes to Consolidated Financial Statements
References to September 30, 2008 are Unaudited

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

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid instruments with original maturities of ninety days or less to be cash equivalents.

Allowance for Uncollectible Receivables -  The allowance for all probable uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. These factors are continuously monitored by management to arrive at an estimate for the amount of accounts receivable that may ultimately be uncollectible. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, the Company records a specific allowance for bad debts against amounts due, in order to reduce the net recognized receivable to the amount it reasonably believes will be collected. This analysis requires making significant estimates, and changes in facts and circumstances could result in material changes in the allowance for uncollectible receivables.  The Company’s allowance for uncollectible receivables was $5,600 at September 30, 2008 and December 31, 2007, respectively.

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

Impairment of Long-Lived Assets – In accordance with Statement of financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment for Disposal of Long-Lived Assets, the Company reviews long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable,. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount of the asset exceeds the fair value of the asset. At December 31, 2007, the Company determined that the fair value of the reporting entity unit exceeds its carrying amount and hence the goodwill is not impaired.

Property and equipment – Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided primarily by the straight-line method over the estimated useful lives of the related assets generally of five to seven years.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce the deferred tax assets to the amount expected to be realized. Income tax expense is payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

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

Software Development Costs - During the period, the Company began developing a software platform for certain exclusively internal purposes.  The Company follows the guidance set forth in Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (SOP 98-1), in accounting for costs incurred in the development of its on-demand application suite. SOP 98-1 requires companies to capitalize qualifying computer software costs that are incurred during the application development stage and amortize them over the software’s estimated useful life.

The Company capitalizes costs associated with developing software for internal use, which costs primarily include salaries of developers.  Direct costs incurred in the development of software are capitalized once the preliminary project stage is completed, management has committed to funding the projects and completion, and use of the software for its intended purpose are probable.  The Company ceases capitalization of development costs once the software has been substantially completed at the date of conversion and is ready for its intended use. The estimation of useful lives requires a significant amount of judgment related to matters, specifically, future changes in technology. The Company believes no events or circumstances warrant revised estimates of useful lives of the software.

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

Advertising Costs - Advertising costs are reported in selling, general and administrative expenses and include advertising, marketing and promotional programs. As of December 31, 2007 and 2006, all of these costs were charged to expenses in the period or year in which incurred. Advertising costs for the nine months ended September 30, 2008 and the year ended December 31, 2007 were $15,896and $10,240, respectively.

Stock Based Compensation –The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards no.123(R), Share-Based Payments, and Staff Accounting Bulletin No. 107, Share-Based Payments. The Company accounts for the stock options issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration other Than Employee Services Under FASB Statement No. 123. The fair value of stock options and warrants granted to employees and non-employees is determined using the Black-Scholes option pricing model. The Company has adopted SFAS 123(R) and applied it in the period presented.  The Company had not issued any options to employees in the prior periods; thus there was no impact of adopting the new standard.

Net earnings (loss) per share - Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible notes in the weighted-average number of common shares outstanding for a period, if dilutive. During the nine months ended September 30, 2008 and 2007 there were no dilutive securities.  The computation of earnings (loss) per share is as follows:

	Nine Months Ended September 30,
	2008	2007
Net Income	$ 145,367	$ 338,125
Weighted average shares outstanding	140,654,557	140,399,001

Basic Earnings per share	$ 0.00	$ 0.00

Recent Accounting Pronouncements -
In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts and Interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

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

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations. ‘This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

4.  Notes payable
As of September 30, 2008 and December 31, 2007, the Company had outstanding notes payable as follows:

	September 30, 2008	December 31, 2007
A . Murphy, due in quarterly installments of $40,000 beginning January 31, 2008 and bears interest at 1% over New York floating prime	$ 343,066	$ 480,000

Bank installment loan, payable in monthly installments of $7,482.43 at interest rate of 1% over prime interest	204,143	241,932
Note payable December 31, 2008 at 4% interest per annum	300,000
Bank line of credit due February 13, 2010 and bears interest at per annum interest rate of 1% over prime interest	300,000	-
	1,147,209	721,932
Less: current portion	520,327	401,932
Long term portion	$ 626,883	$ 320,000

Related Party Notes Payable:
Shareholders, due on demand, bearing interest at1.71% per annum	$ -	$ 100,985
Workplace Health, due on demand, bearing interest at 4.5% per annum	-	56,000
Total Related Party Notes Payable	-	156,985
Less: current portion	-	156,985
Long term portion	$ -	$ -

The A. Murphy note payable is secured by all of the outstanding stock and all of the assets of Occupational Testing, Inc.  The related party notes payable are unsecured.

The bank loans are secured by the Company’s accounts receivable and by the personal guarantee of the Company’s Chief Executive Officer.

Maturities of notes payable and long-term debt for each of the years succeeding December 31, 2007 are as follows:

Year ending December 31,
2008	$ 479,221
2009	257,988
2010	410,000
$ 1,147,209

5. Stockholders’ Equity
On September 19, 2008, the Company filed amended articles of incorporation with the Nevada Secretary of State to increase its authorized shares from 150,000,000 to 200,000,000 shares of common stock with a par value of $0.001.  The Company had 142,699,001 shares issued and outstanding at September 30, 2008 and 140,399,001 issued and outstanding at December 31, 2007.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	Nine Months Ended September 30, 2008	Year Ended December 31, 2007
Income tax expense at statutory rate	$ (54,330)	$ (134,806)
Valuation allowance	54,330	134,806
Income tax expense per books	$ -	$ -

Net deferred tax assets consist of the following components as of:
	Nine Months Ended September 30, 2008	Year Ended December 31, 2007
NOL carryover	$ 54,330	$ 181,740
Valuation allowance	(54,330)	(181,740)
Net deferred tax asset	$ -	$ -

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

The recognition and measurement of certain tax benefits includes estimates and judgment by management and inherently includes subjectivity. Changes in estimates may create volatility in the Company’s effective tax rate in future periods when new information about particular tax positions may cause management to change its estimates. If the Company establishes a contingent tax liability reserve, interest and penalties related to uncertain tax positions would be classified in general and administrative expenses.

7.   Related Party Transactions
At December 31,  2007,  loans and  advances from the Company’s two directors bore interest at 1.71% and were unsecured,  aggregated $156,985,  plus accrued and unpaid interest of $21,690, are  reflected  in “Loans and  advances  from  related party” and “Accrued interest,  related party” on the accompanying balance sheet.  These loans and accrued interest were retired during the quarter ended June 30, 2008.

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

Listed below are key company events that occurred in the third quarter of 2008:

*	We signed an alliance agreement with Global Services to provide compliance management and specimen collections on an international basis.

*	We completed the billing interface with USIS and are now in position to increase business through our alliance with that company.

*	We again successfully participated in the hurricane security taskforce for Norco, Louisiana and Port Arthur, Texas refining facilities.

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

Results of Operations

Quarter Ended September 30, 2008 Compared to the Quarter Ended September 30, 2007

The following table sets forth certain operating information (unaudited) regarding the Company for the three-month periods ended September 30, 2008 and 2007:

Three Months Ended September 30
	2008	2007
	(unaudited)	(unaudited)
Revenues	$ 1,292,472	$ 1,352,671
Cost of operations	$ 747,665	$ 927,084
Gross Profit	$ 544,807	$ 425,587
Operating expenses	$ 382,937	$ 252,980
Net income	$ 117,796	$ 159,962

Net income per share	$ 0.00	$ 0.00

Revenues
Revenues for the three-month periods ended September 30, 2008 and 2007 were $1,292,472 and $1,352,671, respectively.  The decrease in revenues is principally due to the inclusion in third quarter 2007 revenues of approximately $208,000 in collections on accounts previously written off.  Adjusted for this $208,000 in revenues, third quarter 2008 revenues increased over third quarter 2007 revenues, primarily because of revenues from our Wyoming operations acquired during the fourth quarter of 2007.  This increase is despite the expiration of a particular client’s account agreement amounting to approximately $400,000 per quarter.  We are currently in negotiations to resume services to this client, and we anticipate that revenues from this client may resume in some amount in the first quarter of 2009.

Operating Expenses
Operating expenses for the three-month periods ended September 30, 2008 and 2007 were $382,937 and $252,980, respectively.  The $129,957 increase was primarily due to a $54,601 increase in our payroll expense, $18,548 in computer expenses relative to the development of our proprietary software, $10,568 in amortization of capitalized software development costs, and a $14,495 increase in professional fees and the continued development of its infrastructure to prepare for increased business.

Operating Income
Our operating income for the three-month period ended September 30, 2008 was $161,870 compared to an operating income of $172,607 for the three-month period ended September 30, 2007.  Our operating income changed little between the two periods, with decreased revenues that were more than offset by a decrease in cost of sales but with an increase in operating expenses.

Nine-month Period Ended September 30, 2008 Compared to the Nine-month Period Ended September 30, 2007

The following table sets forth certain operating information (unaudited) regarding the Company for the nine-month periods ended September 30, 2008 and 2007:

Nine Months Ended September 30
	2008	2007
	(unaudited)	(unaudited)
Revenues	$ 3,168,726	$ 3,529,956
Cost of operations	$ 1,707,178	$ 2,285,302
Gross Profit	$ 1,461,548	$ 1,244,654
Operating expenses	$ 1,221,616	$ 849,246
Net income	$ 145,367	$ 338,125

Net income per share	$ 0.00	$ 0.00

Revenues
Revenues for the nine-month periods ended September 30, 2008 and 2007 were $3,168,726 and $3,529,956, respectively.  The decrease in revenues is principally due to the inclusion in third quarter 2007 revenues of approximately $208,000 in collections on accounts previously written off and the expiration of a particular client’s account agreement amounting to approximately $400,000 per quarter.  The magnitude of the loss in revenues from this account was partially offset in the third quarter 2008 by an increase in revenues from our Wyoming operations acquired during the fourth quarter of 2007.  We are currently in negotiations to resume services to this client, and we anticipate that revenues from this client may resume in some amount in the first quarter of 2009.

Operating Expenses
Operating expenses for the nine-month periods ended September 30, 2008 and 2007 were $1,221,616 and $849,246, respectively.  The $372,370 increase was primarily due an increase of $230,407 in the Company’s payroll expense primarily as the result of the addition our Wyoming operations, a $24,566 increase in contract labor, a $18,956 increase in professional fees, a $24,871 increase in office supplies, a $30,586 increase in the amortization of capitalized software development and a $18,630 increase in postage and delivery expenses.

Operating Income
Our operating income for the nine-month period ended September 30, 2008 was $239,932 compared to an operating income of $395,408 for the nine-month period ended September 30, 2007.  The $155,476 decrease in operating income in the 2008 period compared to the 2007 period is attributed primarily to the approximately $208,000 in collections on accounts previously written off and collected during the nine-months ended September 30, 2007 and the expiration of a particular client’s account agreement amounting to approximately $400,000 per quarter.  Adjusted for this $208,000 in revenues, we would have experienced an approximately $75,000 increase in 2008, primarily because of revenues from our Wyoming operations acquired during the fourth quarter of 2007, despite the expiration of the aforementioned account agreement.  We are currently in negotiations to resume services to this client, and we anticipate that revenues from this client may resume in some amount in the first quarter of 2009.

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

As of September 30, 2008, we had cash and cash equivalents of $77,485.  The largest uses of our funds are funding general and administrative expenses and salaries and related expenses.  As of September 30, 2008, we had total current liabilities of $961,488 and total current assets of $1,125,094, with our current assets exceeding our current liabilities by $163,606.

Net cash used by operating activities was $458,461 for the nine months ended September 30, 2008, compared to net cash provided by operating activities of $73,154 for the nine months ended September 30, 2007.  The increase in cash used by operating activities in comparing the nine months ended September 30, 2008 to the nine months ended September 30, 2007 can be attributed primarily to 2008 having a net loss of $96,565 compared to 2007 having a net income of $338,125.

We have two outstanding loans with Frost National Bank (“Frost”).  On February 13, 2007, we established a $300,000 revolving line of credit with Frost that was originally scheduled to mature on February 13, 2008.  However, on or about March 4, 2008, we converted this revolving line of credit into a term note with an original principal amount of approximately $241,932.  This term note is due and payable in 36 level monthly payments.  The interest rate on the outstanding balance of this term note is a floating rate of prime plus 1%.  This term note is secured by out accounts receivable.  The outstanding principal balance on this term note as of September 30, 2008 was $204,143.

On or about March 4, 2008, we established a new $300,000 revolving line of credit with Frost that is scheduled to mature on February 13, 2010, at which time a balloon payment comprised of all outstanding principal and accrued interest must be paid.  The interest rate on the outstanding balance of the revolving line of credit is a floating rate of prime plus 1%, and a payment of all accrued interest is due monthly throughout the term of the line of credit.  This revolving line of credit is secured by out accounts receivable.  The outstanding principal balance on this line of credit as of September 30, 2008 was $300,000.

As of September 30, 2008, we also had a $434,355 promissory note outstanding and payable at a floating rate of interest of prime plus 1%.  The note is related to the purchase of Occupational Testing, Inc.

As of September 30, 2008, we also had a $300,000 promissory note outstanding and payable at an interest rate of 4% per annum and payable on December 31, 2008.

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

Contractual Obligations
Future payments due on our contractual obligations as of September 30, 2008 are as follows:

	Total	2008	2009-2010	2010-2012	Thereafter
Operating lease	$ 22,600	$ 22,600	$ -	$ -	$ -
Notes payable	882,440	376,950	235,552	235,552	34,386
Line of credit	300,000	-	300,000	-	-
Total	$ 1,205,040	$ 399,550	$ 535,552	$ 235,552	$ 34,386

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

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

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

Security services provided by us through an allied company: the process is handled in similar fashion to that described above for drug testing.

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

Software Development Costs
During the period, we began developing a software platform for certain exclusively internal purposes.  We follow the guidance set forth in Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (SOP 98-1), in accounting for costs incurred in the development of its on-demand application suite. SOP 98-1 requires companies to capitalize qualifying computer software costs that are incurred during the application development stage and amortize them over the software’s estimated useful life.

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

Change in Internal Controls Over Financial Reporting
There have not been any changes in our predecessors’ internal controls over financial reporting that occurred during the quarterly period ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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