Form 10-K
period 2008-12-31
Labwire Inc
filed 2009-05-08
CIK 1426567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File # 000-1426567

LABWIRE, INC.
(Exact name of registrant as specified in its charter)

NEVADA	37-1501818
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

1514 North FM 359 Brookshire, Texas	77423
(Address of principal executive offices)	(Zip Code)

 (281) 934-3153
(Registrant's telephone no., including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes           ☐           No           ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

At May 7, 2009, there were 144,452,334 shares of common stock outstanding.

TABLE OF CONTENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Background of the Company

Labwire, Inc. (“Labwire”, the “Company, or “we”) was incorporated on October 8, 2004 as a Nevada corporation and is headquartered in Brookshire, Texas.  Labwire provides employment screening services to major corporations, including several Fortune 500 companies. These services include drug and alcohol testing, training for supervisors to recognize drug and alcohol use and addiction, employee education, client support systems, background checks, physical examinations, and security services. These services are delivered securely via the Labwire Platform.

The Labwire Platform is a proprietary, web-based application that streamlines the complex regulatory and record management activities associated with employee screening, delivering accurate timely results while eliminating service calls and paper trails. The Company’s goal is to design a comprehensive solution to manage employee screening services that will be the most efficient and cost-effective platform in the industry.

As a result, Labwire: (1) enables clients to effectively manage drug testing programs over the Internet; (2) provides clients with secure and centralized collection and analysis of highly confidential data produced by drug testing; and (3) allows for Web-enabled access to individual test results and other detailed compliance reports.  These revenues account for approximately 60% of Labwire’s revenues.

Labwire has a wholly-owned subsidiary, Occupational Testing, Inc. (“Occupational Testing”). Occupational Testing performs onsite drug and alcohol testing primarily for energy-related companies in the Gillette, Wyoming area.

Services

Labwire simplifies the complex issues of security and compliance for employee screening programs in the workplace and significantly reduces administrative time and costs with a comprehensive full-service program.  Labwire has contracted the development of its proprietary software to control the process from the periodic selection of employees for random testing to the reporting of the results back to the clients.  Reports of our findings are generally delivered through a secure Internet connection or through other direct means.

Following are the services currently provided by Labwire:

—
Secure and Compliant Drug Testing.   The majority of the Company’s drug testing clients are required under federal or state law to perform random periodic drug testing on its employees. When performing these services, Labwire will randomly select a certain number of client employees to undergo drug testing. Labwire will provide the list to the client who will give notice to the selected employees.  These employees will have a certain length of time to go to a collection facility using certified specimen collectors as required by the Department of Transportation and provide a sample for testing.  Our network of certified facilities is available 24 hours a day. Our comprehensive nationwide network of collection sites features on-demand access of a complete database with important information including certification, performance monitoring, hours of operation and need for appointments.  Labwire contracts with only laboratories certified and accredited by the Substance Abuse and Mental Health Services Administration, an agency of the Department of Health and Human Services (“SAMHSA”). When employees present themselves at the collection facility, they must provide a picture ID and the chain of control over the sample is begun.  The collection facility takes the sample and completes the paperwork. The sample and paperwork are forwarded to a lab that is certified by the federal government.  The lab results are reviewed by a medical review officer as required, certified by national certification associations, and if the sample tests positive, they will go through a protocol to determine if it should be classified as substance abuse.  The medical review officer’s report is then forwarded simultaneously to the client and Labwire.  Labwire securely delivers fast, real-time laboratory test results and reports by Web, Adobe Acrobat® pdf file attachments by e-mail, fax or phone, 24 hours a day, 7 days a week. (Acrobat is a registered trademark of Adobe Systems, Inc.)

—
Custom Statistical Reports and Data Transfer Services.   Labwire works with new clients to establish customized software programs and Internet services to issue drug testing results reports in the format preferred by the client.

—
Collection Site Management and Billing Consolidation.   Labwire can manage the myriad of specimen collections through the thousands of sites in Labwire’s database, which frees up client resources and relieves them from the substantial administrative burden of monitoring specimens and the related paperwork.

—
Background Checks.   Labwire also has the ability to provide its clients with background check services. This service can generate reports about a prospective employee’s criminal record, motor vehicle violations, credit standing and involvement in civil litigation as needed.

—
Training.   Labwire provides real-time, online federally mandated supervisor training and employee education that conforms to all DOT modality requirements in addition to DOD and DOE.  In addition Labwire has just developed a program for employee training as required under the Fair and Accurate Credit Transaction Act of 2003 (FACTA), and will begin marketing this product by September 2008.  The education and training system operates 24/7, is accessible over the Internet, and provides audit tracking information and annual notification to the clients for ongoing re-training of supervisors as defined in federal rules.  This program has high margin numbers as do all software driven products and should very favorably affect net margins.

—
Security Services.   Labwire contracts with American K-9 Bomb Search, Inc., an entity affiliated with Labwire’s Chairman and Chief Executive Officer, to perform security services under the name Labwire Security Services.  Labwire holds a Class C security license issued by the Private Security Bureau of the Texas Department of Public Safety to provide these services. In addition, Labwire personnel providing security services are licensed as private investigators. Labwire’s model provides clients traditional security services and gives them a Web-based solution for reporting and recordkeeping, which allows them to manage more locations more securely, effectively, and at lower costs.

Principal Suppliers and Partners

Suppliers
Data represents a key ingredient in most of our products. In obtaining such data, we draw upon a wide variety of sources, including governmental agencies, credit reporting agencies, competitors, customers, third parties which compile public record information and on-line search services. Many of our suppliers provide this data in electronic format. We do not anticipate the termination of any significant relationship with any of our data suppliers. Because we believe we could acquire necessary data from other sources, we do not believe that the termination of any supplier relationship would have a materially adverse effect on our financial condition or operating results.

In connection with our occupational health services, we depend upon services provided by specimen collection agencies and laboratories. There is significant competition among suppliers of these services and, consequently, we do not believe the termination of our relationship with any of these suppliers would have a materially adverse effect on its financial condition or operating results.

We obtain some of our data from consumer credit reporting agencies. Any of these suppliers could stop supplying this data or could substantially increase their prices. Withholding this data could have a materially adverse effect on our business, financial condition or results of operations.

We ally ourselves with the top industry institutions in laboratory analysis (only SAMHSA certified facilities) and medical review (only licensed physicians certified by the American Association of Medical Review Officers) in determining the final results of the drug test, including:

—
LabCorp - A major player in the forensic testing world, LabCorp offers versatility, service and fully integrated reporting systems to serve our clients.  The Company’s predecessor company, Workplace Screening Services, Inc., entered into a master service agreement with Laboratory Corporation of America Holdings on January 22, 2004 for a one year term with automatic annual extensions unless cancelled by either party.  As of the date of this filing, neither company has given notice of intention to cancel.  The fees for services provided by LabCorp vary by the type service provided.

s	—
Substance Abuse Program Administrators Association - The Substance Abuse Program Administrators Association (SAPAA) mission is to establish, promote, and communicate the highest standards of quality, integrity, and professionalism in the administration of workplace substance abuse prevention programs through education, training and the exchange of ideas. SAPAA’s membership is comprised of TPA’s, In-house administrators, MRO’s, SAP’s, Collection Sites and Government Agencies. Labwire’s CEO was one of the 5 founding members of SAPAA. As a founding member, we are very proud to have had a small part in providing these services to the entire industry.

s	—
DATIA - DATIA’s mission is to represent the drug and alcohol testing industry in Washington, D.C. on key legislative and regulatory issues, to expand the workplace drug and alcohol testing market, to provide members information, resources and benefits important to their operations and to promote the highest possible standards for the industry.

s	—	Quest Diagnostics – One of the largest drug testing laboratory in the U.S., Quest Diagnostics is consistently a leader in providing excellent analysis services and customer service.
s	—
LabOne - LabOne is a fully accredited and certified national laboratory that provides high-quality drug testing and responsive service. Through their centralized laboratory in Lenexa, Kansas, LabOne provides rapid turnaround time from all parts of the country. LabOne does more DOT testing than any other laboratory in the US, and is an innovator of new technologies.  They are currently owned by Quest Diagnostics (see above).

Patents, Trademarks and Licenses
The Company maintains its Labwire Platform and management systems as proprietary systems and is the owner of a registered trademark for the Labwire name.

Governmental Regulation
Our business is subject to various governmental regulations. For instance, because the results of drug tests that we administer are used by entities subject to U.S. Department of Transportation (“DOT”) rules, our drug testing services must also comply with DOT guidelines. In addition, our background checking services are also subject to the Fair Credit Reporting Act and state licensing regulations. Also, many state and local laws require persons engaged in providing investigative services to be licensed as private investigators.

Historically, we have been able to comply with existing laws and regulations without incurring substantial costs or restrictions on our business.

Certifications
Based on stringent U.S. Department of Transportation standards and protocols, Labwire services are of the highest standards and fully defensible. We only ally ourselves with fully licensed providers.  Our services conform to recognized certification and/or compliance guidelines including:

—           U.S. Department of Health and Human Services (DHHS)
—           Substance Abuse and Mental Health Services Administration (SAMHSA)
—           National Institute on Drug Abuse (NIDA)
—           College of American Pathologists (CAP)
—           Drug Enforcement Administration (DEA)
—           State Department of Health licensing (where required)
—           Health Insurance Portability and Accountability Act of 1996 (HIPAA)
—           International Organization for Standardization (ISO9000)
—           Fair Credit Reporting Act of 2001 (FCRA)
—           Fair and Accurate Credit Transaction Act of 2003 (FACTA)

In addition, Labwire is ISO 9001 certified. ISO 9000 (more formally ISO9001:2000) is an international quality standard maintained by the Organization for Standardization that defines minimum requirements for a company’s Quality Management System (QMS). A company’s QMS comprises the organization’s policies, procedures and other internal requirements that ensure customer requirements are met with consistency resulting in customer satisfaction.

ISO 9000 is a family of standards for quality management systems. ISO 9000 is maintained by ISO, the International Organization for Standardization and is administered by accreditation and certification bodies. Some of the requirements in ISO 9001 (which is one of the standards in the ISO 9000 family) include

—           a set of procedures that cover all key processes in the business;
—           monitoring processes to ensure they are effective;
—           keeping adequate records;
—           checking output for defects, with appropriate and corrective action where necessary;
—           regularly reviewing individual processes and the quality system itself for effectiveness; and
—           facilitating continual improvement

A company or organization that has been independently audited and certified to be in conformance with ISO 9001 may publicly state that it is “ISO 9001 certified” or “ISO 9001 registered”.

Labwire achieved ISO 9000:2000 certification in April 18, 2005 and has just celebrated our third successful annual audit and re-certification.

In addition, in April 2009, after the period covered by this annual report, we obtained an updated ISO certification known as ISO9001:2008.

Marketing and Sales
Labwire’s methods of marketing in this competitive industry consists of traditional marketing ventures, including direct mail campaigns, selective media advertising, and participation in targeted conferences and trade shows.  In addition, Labwire is uniquely able to draw upon the extensive experience of its management to capitalize on personal contacts with key industry players and deliver a quick response at critical times.  Labwire believes that it has competitive advantages over its competitors with its Labwire™ Platform, which is a proprietary, web-based application that streamlines the complex regulatory and record management activities associated with employee screening, delivering accurate timely results while eliminating service calls and paper trails. All the data is on one page and the software is very easy to learn and use.  This comprehensive solution to managing employee screening services is a very efficient and cost-effective platform in the industry and the only one, to the Company’s knowledge, that is currently based on HIPPA standards.

Labwire also has joint alliance agreements with nationally recognized key suppliers, such as USIS Commercial Services, Inc. (“USIS”), Kroll Inc., and Acxiom Corporation. These agreements allow us access to large companies across the country. Under these agreements, Labwire can sell a partner’s product or service and earn a commission; pay a commission on drug testing services performed by Labwire for clients referred by the partner; or resell a product or services offered by the partner.

Research and Development
Labwire has spent approximately $149,067 and $118,550 during the fiscal years ended December 31, 2008 and December 31, 2007 on research and development. These expenses were for the development of our proprietary software to manage corporate drug testing online.

Employees
Labwire has seven full-time employees and 25 service contract employees.

ITEM 2. DESCRIPTION OF PROPERTY

Labwire’s headquarters are located at 1514 North FM 359, Brookshire, Texas 77423 where it occupies approximately 2,728 square feet of leased office space.  The Company rents this space for $4,364 per month. No renovations, improvements, or developments are required or anticipated on the above property.  We believe these existing facilities are in good condition and are adequate for our current needs.

Labwire’s wholly-owned subsidiary, Occupational Testing, Inc. located in Gillette, Wyoming leases approximately 1,487 square feet of office space.  The office space is leased through December 31, 2011at the rate of $1,500 per month.  We believe these facilities are in good condition and are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the over-the-counter Pink Sheets LLC electronic quotation service under the symbol “LBWR.”

As of December 31, 2008, Labwire had 144,452,334 shares of common stock outstanding. There are approximately 87 holders of record of our common stock.

The following table sets forth certain information as to the high and low bid quotations quoted on the Pink Sheets for 2008 for Labwire stock. Information with respect to over-the-counter bid quotations represents prices between dealers, does not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

Period	High	Low
First Quarter 2008	$0.25	$0.09
Second Quarter 2008	$0.18	$0.08
Third Quarter 2008	$0.14	$0.05
Fourth Quarter 2008	$0.10	$0.03

First Quarter 2007	$0.16	$0.07
Second Quarter 2007	$0.15	$0.09
Third Quarter 2007	$0.15	$0.10
Fourth Quarter 2007	$0.13	$0.09

The source of the above information is Yahoo Finance.

DIVIDENDS

We have not paid any dividends on our common stock in the past two fiscal years. We presently intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available, our earnings, financial condition, capital requirements, and any other factors which our Board of Directors deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES

The Company has sold certain shares of stock for cash and has issued shares in exchange for services. The sale and issuance of the shares of stock were exempt from registration under the Securities Act of 1933, as amended, by virtue of section 4(2) and, in other cases, in accordance with Rule 701. Purchasers in transactions exempt under Section 4(2) purchased shares from the Company for investment and not with a view to distribution to the public.

Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. All of the persons below are sophisticated investors, are familiar with our business activities and were given full and complete access to any corporate information requested by them.

During the second quarter of 2008, the Company issued an aggregate of 1,400,000 shares of its common stock to its two directors in exchange for the cancellation of promissory notes that we executed in favor of them in the aggregate principal amount of approximately $181,151.

During the first quarter of 2008, the Company sold 100,000 shares of its common stock to a single accredited investor at a per share price of $0.15.

PART II

ITEM 6. SELECTED FINANCIAL DATA

Item 6 is not required for a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto included elsewhere in this Form 10-K.

FORWARD-LOOKING INFORMATION

This report contains a number of forward-looking statements, which reflect the Company's current views with respect to future events and financial performance including statements regarding the Company's projections. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned to not place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof. Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company's dependence on limited cash resources, and its dependence on certain key personnel within the Company. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical Accounting Policies and Estimates
Our discussion of our financial condition and results of operations is based on the information reported in our financial statements. The preparation of our financial statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities as of the date of our financial statements. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions and other factors. Our significant accounting policies are detailed in Note 1 to our audited financial statements.  Below are descriptions of certain policies that have particular importance to the reporting of our financial condition and results of operations and that require the application of significant judgment by our management.

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

Revenue Recognition
We have three main sources of revenue: drug testing and related screening services, training and online certification, and security services provided by an affiliate.

Drug testing: We fulfill orders for drug testing services, wherein we are responsible for the performance and data maintenance related to employee drug testing for its clients.  We do not perform the drug tests, but we fulfill the order through our network of third party labs and other drug testing facilities.  Revenue is recognized when the drug testing has been completed by the lab and the customer has been invoiced for the services.  We have low bad debt levels because our policy is to deal with large well-positioned firms that pay monthly. Because we track these company’s activities daily, we are constantly aware of our position and therefore can demand and receive timely payments as we provide ongoing compliance services. Pursuant to Emerging Issues Task Force (“EITF”) 99-19, we are responsible for fulfilling a customer’s order, including whether the service is acceptable and therefore we bear the risks and rewards of principal.  As such, we have elected to record the gross amounts of the contracts.  Our service agreements rarely include multiple parts that would have a material impact on the recognition of revenue.  As such, we have created our revenue recognition policies pursuant to EITF 00-21.

Online training and certification: the Company has designed online testing for various certifications which client employees must attain for their employment.  The employee takes the certification examinations online and the client is automatically tagged for billing, which coincides with performance of services. Newly developed training products for FACTA required training will be prepaid annually and require no periodic billing.

Security services provided by us through an affiliate: the process is handled in similar fashion to that described above for drug testing.

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

 Software Development Costs
During 2007 and 2008, we began developing a software platform for certain exclusively internal purposes.  We follow the guidance set forth in Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (SOP 98-1), in accounting for costs incurred in the development of our on-demand application suite. SOP 98-1 requires companies to capitalize qualifying computer software costs that are incurred during the application development stage and amortize them over the software’s estimated useful life.

We capitalize costs associated with developing software for internal use, which costs primarily include salaries of developers.  Direct costs incurred in the development of software are capitalized once the preliminary project stage is completed, management has committed to funding the project and completion, and use of the software for its intended purpose is probable.  We cease capitalization of development costs once the software has been substantially completed at the date of conversion and is ready for its intended use. The estimation of useful lives requires a significant amount of judgment related to matters, specifically, future changes in technology. We believe no events or circumstances warrant revised estimates of useful lives of the software.

Purchase Accounting
We completed our acquisition of Occupational Testing, Inc. in the fourth quarter of 2007. The purchase method of accounting requires companies to assign values to assets and liabilities acquired based upon their fair values. In most instances, there is not a readily defined or listed market price for individual assets and liabilities acquired in connection with a business, including intangible assets. The determination of fair value for assets and liabilities in many instances requires a high degree of estimation. The valuation of intangibles assets, in particular, is very subjective.  We generally use internal cash flow models and, in certain instances, third party valuations in estimating fair values. The use of different valuation techniques and assumptions can change the amounts and useful lives assigned to the assets and liabilities acquired, including goodwill and other intangible assets and related amortization expense.

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

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The following table sets forth certain comparative operating information regarding Labwire:

	Year Ended December 31,
	2008	2007
Sales	$4,091,032	$4,628,849
Cost of goods sold, net of depreciation	2,266,474	3,100,842
Gross profit	1,824,557	1,528,007
Operating Expenses:
General and administrative	738,665	607,958
Total operating expenses	1,886,889	1,284,911
Income (Loss) from operations	(62,331)	243,096
Net income (loss)	(194,606)	168,585

Basic earnings (loss) per share	$(0.0014)	$0.0012

Revenues
Revenues for the fiscal years ended December 31, 2008 and December 31, 2007 were $4,091,032 and $4,628,849, respectively.  Our revenues decreased principally because of the loss of a substantial client due to its acquisition by a third party. This client represented $1.7 million in annual sales. However, the Company almost offset this loss, earning $1.1 million by adding new clients and expanding Occupational Testing’s business.

Operating Expenses
Operating expenses for the fiscal years ended December 31, 2008 and December 31, 2007 were $1,886,889 and $1,284,911, respectively. These expense increases were in line with management plans and were due to operational costs at Occupational Testing.

Operating Income
Our operating income for the fiscal years ended December 31, 2008 was $(62,331) compared to an operating income of $243,096 for the fiscal year ended December 31, 2007. The reduction in operating income was due to the write down of our receivables over 90 days old and the loss of a major client that provided us with $1.7 million in revenue in 2007. Despite the loss of this major client, we were able to almost offset the loss in revenue by continued growth of Occupational Testing and the addition of Boeing as a client. We were also able to increase our margins during fiscal year 2008.

In addition, Labwire’s margins on its background check service increased by approximately 20% by bringing this business in-house. Previously, Labwire had outsourced the actual background check services and received a commission from the provider. In 2008, Labwire acquired access to the required national databases and started offering this service.

General and Administrative Expenses
General and administrative (“G&A”) expenses increased from $607,958 in fiscal year 2007 to $738,665 in the fiscal year ended December 31, 2008. The increase in G&A was due to the addition of the Occupational Testing operational costs and the addition of one new employee to handle direct service for Boeing.

Marketing and Sales Plans
Labwire intends to continue its strategy of promoting itself to large and mid-sized corporations which conduct their own internal drug screening programs or currently utilize a TPA.  To this end, Labwire has developed strategic relationships with a variety of industry organizations, such as the Substance Abuse Program Administrators Association (SAPAA), the premier trade association for both third party administrators (TPAs) and large corporate Drug & Alcohol administrators, and Drug and Alcohol Testing Industry Association (DATIA) primarily focused on TPAs and collection site operations nationally.

Recently, Labwire has begun utilizing alliance agreements with much larger vendors to promote our products and expand our service offerings and our revenue base.  Our new alliance with USIS Commercial Services, Inc. (“USIS”) allows us the opportunity to grow our drug and alcohol services through their existing client base.  The USIS agreement was entered into on April 3, 2008 for an initial term of two (2) years.  USIS will perform all of the billings and receive a ten percent (10%) commission on revenue received by Labwire from USIS referral customers.  We are currently exploring three other alliance opportunities in the areas of employee training, national and international specimen collection solutions, and additional background and federally required employment solutions.

Also, Labwire will continue to use experienced sales representatives and industry-specific consultants to target key customers. In addition to strategic relationships and direct sales approaches, Labwire will conduct its own advertising, public relations and media campaign that will include print, broadcast, Internet, trade journals, direct mail and all other applicable news media.  Further, we intend to accomplish our public relations campaign through a variety of means including, but not limited to, the distribution of press releases and the arranging of press interviews.

In addition, Labwire will attempt to capitalize on its recent success within the aviation industry.  With the addition of Boeing and Evergreen Aviation, Labwire has become a major factor in this arena.  Discussions with other aviation companies indicate similar internal structures as Boeing and Evergreen.  Many utilize laboratory direct services due to their extensive internal medical departments.  Also, the inability to receive timely and accurate statistical information makes these companies very high priority.  Targets within this industry include Northrop Grumman, Lockheed Martin, and Bell Textron.

Other industries, including oil and gas, and transportation continue to be targeted.  All companies mentioned in this competitive analysis have been identified by the Labwire sales effort.

Liquidity and Capital Resources
In 2007, our primary sources of capital were proceeds from private placements of our common stock, loans from shareholders and bank lines of credit.  We began to experience positive cash flow in the third quarter of 2007, and this trend continued throughout 2008. As a result, we have been able to provide our own operating capital for our operations and reduced the need to access outside capital sources to support current operations.

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

The Company has a $300,000 revolving line of credit with Frost National Bank. The interest rate on the outstanding balance of the revolving line of credit is a floating rate of prime plus 1%, and a payment of all accrued interest is due monthly throughout the term of the line of credit.  This revolving line of credit is secured by our accounts receivable.  The outstanding principal balance on this line of credit as of September 30, 2008 was $300,000. This line of credit will mature on February 13, 2010.

At December 31, 2008, we also had a $434,355 promissory note with an outstanding balance of $340,718 and payable at a floating rate of interest of prime plus 1%.  The note is related to the purchase of Occupational Testing, Inc.

As of September 30, 2008, we also had a $300,000 promissory note with an outstanding balance of $280,000 and payable at an interest rate of 4% per annum and payable on December 31, 2008.

FUTURE BUSINESS

The long-term success of our operations depends on our ability to (1) increase the deployment of our Labwire™ Platform, (2) significantly increase our services revenue through the deployment of the Labwire™ Platform, both through increases in drug and alcohol testing, and usage of employee training and online certification programs, and (3) increase our revenues from K-9 security services.

In November 2007, the Federal Trade Commission (FTC) and five federal regulatory agencies (Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation, Office of the Comptroller of the Currency, Office of Thrift Supervision, and National Credit Union Administration) jointly issued the final rules and guidelines implementing sections 114 and 315 of the Fair and Accurate Credit Transactions Act (FACTA) of 2007.  Known as the “Red Flag Rules”, these rules require the development, implementation, and maintenance of identity theft prevention programs by covered companies that hold any customer accounts. These requirements became effective January 1, 2008 with a mandatory compliance date of November 1, 2008.

Labwire, through the Labwire platform, will offer clients all programs necessary to remain in compliance with the Red Flag Rules, including program establishment, staff training, and auditing of contractor compliance.

In addition, to mitigate the damages suffered by individuals caused by fraud and to assist companies in complying with the Red Flag Rules, Labwire has contracted with Kroll Fraud Solutions to offer identity recovery services for the employees of Labwire clients. Labwire intends to offer these services through networking (independent insurance agents, brokers, etc.) and current and future relationships with major national firms.

We intend to raise additional capital in the future, either through private or public offerings of our stock, in order to provide additional working capital, fund acquisitions, and add new clients through marketing efforts and joint ventures. We currently have no specific plans for capital raising or acquisitions, however.

COMPETITION

Following the adoption of federal drug testing requirements twenty years ago, drug testing in the United States has become a standard practice within virtually all industries.  Consequently, the competitive environment among drug testing providers has evolved from one of identifying newly initiated programs to targeting established programs and offering more effective solutions.

As with any established industry, drug testing has produced a relatively few number of nationally competitive companies. Several of these companies target the same clientele as Labwire. Some of these competitors are able to compete effectively based on pricing. Many of Labwire’s competitors target specific industries.

Labwire does not focus on any one industry or group of industries. Our online Labwire™ platform provides clients with a superior level of service, which is important within the drug testing industry.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 7A is not required for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Labwire, Inc.

We have audited the accompanying consolidated balance sheets of Labwire, Inc as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Labwire, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
April 22, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

LABWIRE, INC.
Consolidated Balance Sheets

	12/31/2008	12/31/2007
		(restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$186,144	$200,208
Accounts receivable , net	480,295	936,685
Employee advances	26,405	20,696
Total Current Assets	692,844	1,157,589
PROPERTY AND EQUIPMENT:
Laboratory equipment	53,781	53,781
Vehicles	7,000	7,000
Office furniture and equipment	56,116	35,251
Proprietary software	267,617	118,550
Less: Accumulated Depreciation	(113,609)	(54,207)
Net Property and Equipment	270,905	160,375
OTHER ASSETS:
Goodwill	455,210	455,210
TOTAL ASSETS	$1,418,959	$1,773,174

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	316,688	866,796
Income taxes payable	21,140	24,303
Line of credit	300,000	241,933
Notes payable - bridge loan	280,000	-
Current portion on long-term debt	198,290	160,000
Notes payable to related parties	-	156,985
Accrued Interest	43,297	7,042
Accrued Interest payable - related parties	-	21,690
Total Current Liabilities	1,159,415	1,478,749
LONG-TERM LIABILITIES
Long-term debt, less current portion above	283,574	320,000
Total Long-term Liabilities	283,574	320,000
TOTAL LIABILITIES	1,442,989	1,798,749
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock; $0.01 par value; 200,000,000 shares authorized, 142,699,001 and 140,399,001 shares outstanding, respectively	142,699	140,399
Additional paid-in capital	670,674	476,823
Accumulated deficit	(837,403)	(642,797)
Total Stockholders' Equity (Deficit)	(24,030)	(25,575)
TOTAL LIABILITES AND STOCKHOLDERS' (DEFICIT)	$1,418,959	$1,773,174

The accompanying notes are an integral part of these financial statements

LABWIRE, INC.
Consolidated Statements of Operations

	For the Year	For the Year
	Ended	Ended
	December 31, 2008	December 31, 2007
		(restated)
REVENUES	$4,091,032	$4,628,849
COST OF SALES	2,266,474	3,100,842
GROSS PROFIT	1,824,557	1,528,007
OPERATING EXPENSES:
General and administrative expenses	738,665	607,958
Bad debt expense	188,882	6,405
Advertising and marketing expenses	19,648	10,240
Payroll expenses	939,693	660,308
Total Operating Expenses	1,886,889	1,284,911
INCOME FROM OPERATIONS	(62,331)	243,096
OTHER INCOME (EXPENSES)
Interest expense	(115,429)	(42,634)
Interest income	100	209
Total Other Income (Expense)	(115,330)	(42,425)
NET INCOME (LOSS) BEFORE TAXES	(177,661)	200,671

PROVISION FOR INCOME TAXES	16,945	32,086
NET INCOME (LOSS)	$(194,606)	$168,585
BASIC EARNINGS (LOSS) PER SHARE	$(0.00)	$0.00
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	141,586,433	140,399,001

The accompanying notes are an integral part of these financial statements

LABWIRE, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

			Additional		Total
	Common	Stock	Paid-In	Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2006	140,399,001	$140,399	$471,384	$(811,382)	$(199,599)
Cash received for prior issued common shares	-	-	5,439	-	5,439
Net Income for year ended
December 31, 2007 (restated)	-	-	-	168,585	168,585
Balance, December 31, 2007 (restated)	140,399,001	140,399	476,823	(642,797)	(25,575)
Common shares issued for cash	100,000	100	14,900	-	15,000
Common stock issued for debt	2,200,000	2,200	178,951	-	181,151
Net loss for year ended
December 31, 2008	-	-	-	(194,606)	(194,606)
Balance, December 31, 2008	142,699,001	$142,699	$670,674	$(837,403)	$(24,030)

The accompanying notes are an integral part of these financial statements

LABWIRE, INC.
Consolidated Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	December 31, 2008	December 31, 2007
		(restated)
OPERATING ACTIVITIES
Net Income (Loss)	$(194,606)	$168,585
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	59,402	23,580
Changes in operating activities
(Increase) decrease in accounts receivable	805,046	(204,143)
(Increase) decrease in employee advances	(5,709)	(14,548)
Increase (decrease) in accounts payable and	(656,830)	-
accrued expenses	-	49,346
Increase (decrease) in accrued interest payable	2,513	9,188
Increase (decrease) in income taxes payable	(3,163)	18,295

Net Cash Provided by Operating Activities	6,653	50,303
INVESTING ACTIVITIES
Purchase of property and equipment	(20,864)	(22,437)
Capitalized software costs	(149,067)	(118,550)
Acquisition of goodwill	-	(455,210)
Net Cash Used in Investing Activities	(169,931)	(596,197)
FINANCING ACTIVITIES
Repayment of notes payable	(405,005)	(59,890)
Proceeds from line of credit	58,068	241,932
Proceeds from notes payable	300,000	450,275
Sale of common stock for cash	196,151	5,439

Net Cash Provided by Financing Activities	149,214	637,756
NET INCREASE IN CASH	(14,064)	91,862
CASH AT BEGINNING OF YEAR	200,208	108,346
CASH AT END OF YEAR	$186,144	$200,208
CASH PAID FOR:

Interest	$112,916	$31,305
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Common stock issued for debt	$181,151	$-

The accompanying notes are an integral part of these financial statements

1. Summary of Significant Accounting Policies

Nature of Operations - The Company was incorporated in Nevada on October 8, 2004 as Labwire, Inc. (referred to herein as "the Company"). The Company was established as a an employee screening company specializing in drug testing and background investigations with a client base of large US and European corporations which provides compliance services for Department Of Transportation (49cfr part 40) and Security and Exchange Commission  (Fair Credit Reporting Act) governed programs.

Basis of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Occupational Testing, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation - The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. Significant accounting principles followed by the Company and the methods of applying those principles, which materially affect the determination of financial position and cash flows are summarized below.

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid instruments with original maturities of ninety days or less, to be cash equivalents.

Allowance for Doubtful Accounts Receivables - The allowance for doubtful accounts is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. These factors are continuously monitored by management to arrive at an estimate for the amount of accounts receivable that may ultimately be uncollectible. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, the Company records a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount it reasonably believes will be collected. This analysis requires making significant estimates, and changes in facts and circumstances could result in material changes in the allowance for uncollectible receivables.  The Company’s allowance for doubtful accounts receivables was $192,111 and $5,600 at December 31, 2008 and December 31, 2007, respectively.

Fair Value of Financial Instruments - The Company's financial instruments includes accounts receivable, accounts payable, notes payable and long-term debt. The fair market value of accounts receivable and accounts payable approximate their carrying values because their maturities are generally less than one year. Long-term notes receivable and debt obligations are estimated to approximate their carrying values based upon their stated interest rates.

Long-Lived Assets - The Company reviews long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with Statement of financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment for Disposal of Long-Lived Assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount of the asset exceeds the fair value of the asset.

 1. Summary of Significant Accounting Policies - Continued

Property and equipment - Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided primarily by the straight-line method over the estimated useful lives of the related assets generally of five to seven years.

Computer equipment is being depreciated over three (3) years, equipment and furniture & fixtures over five (5) years using the straight-line method, vehicles over five (5) years using the straight-line method, and software over five (5) years using the straight-line method.

Asset Description	Historical Cost	Accumulated Depreciation	Net Book Value
Computer Equipment	$51,136	$30,560	$20,576
Equipment	53,781	34,931	18,850
Furniture & Fixtures	4,980	787	4,193
Vehicles	7,000	4,861	2,139
Software Development	267,617	42,471	225,146

Net Property and Equipment			$270,904

Income Taxes -The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce the deferred tax assets to the amount expected to be realized. The Company has established a 100% valuation allowance for any temporary timing issues resulting in a deferred tax asset.  Income tax expense is payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition - The Company's revenues are derived principally from the sale of medical testing services to companies and individuals. Revenue is recognized after the test as services have been provided and there are no longer any material commitments to the customer.

Software Development Costs - The Company follows the guidance set forth in Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (SOP 98-1), in accounting for costs incurred in the development of its on-demand application suite. SOP 98-1 requires companies to capitalize qualifying computer software costs that are incurred during the application development stage and amortize them over the software’s estimated useful life.

1. Summary of Significant Accounting Policies - Continued

Software Development Costs - continued

The Company capitalizes costs associated with developing software for internal use, which costs primarily include salaries of developers.  Direct costs incurred in the development of software are capitalized once the preliminary project stage is completed, management has committed to funding the project and completion and use of the software for its intended purpose are probable.  The Company ceases capitalization of development costs once the software has been substantially completed at the date of conversion and is ready for its intended use. The estimation of useful lives requires a significant amount of judgment related to matters, specifically, future changes in technology. The Company believes there have not been any events or circumstances that warrant revised estimates of useful lives.

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

Advertising Costs - Advertising costs are reported in selling, general and administrative expenses and include advertising, marketing and promotional programs. As of December 31, 2008 and 2007, all of these costs were charged to expenses in the period or year in which incurred. Advertising costs for the years ended December 31, 2008 and 2007 were $19,648 and $10,240, respectively.

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

Stock Based Compensation - ASRC accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards no.123(R) or SFAS No. 123(R), Share-Based Payments, and Staff Accounting Bulletin No. 107, or SAB 107, Share-Based Payments. The company accounts for the stock options issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, or SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration other Than Employee Services Under FASB Statement No. 123. The fair value of stock options and warrants granted to employees and non-employees is determined using the Black-Scholes option pricing model.

1. Summary of Significant Accounting Policies - Continued

Net Earnings (Loss) per Share - Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible notes in the weighted-average number of common shares outstanding for a period, if dilutive. During the years ended December 31, 2008 and 2007 there were no dilutive securities.  The computation of earnings (loss) per share is as follows:

	Year Ended	Year Ended
	Dec 31, 2008,	Dec 31, 2007

Net Income (Loss)	$ (194,606)	$168,585
Weighted average shares outstanding	141,586,433	142,399,001
Basic Earnings (Loss) per share	$ (0.00)	$0.00

Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

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

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

1. Summary of Significant Accounting Policies - Continued

Recent Accounting Pronouncements - continued

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

1. Summary of Significant Accounting Policies - Continued

Recent Accounting Pronouncements  - continued

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

2.  Goodwill

The Company acquired 100% of Occupational Testing, Inc. (OTI) on October 31, 2007 for $120,000 cash and a $480,000 note bearing interest at 1% over New York floating prime.  The note is payable in quarterly installments of $40,000 plus accrued interest beginning January 31, 2008.  The purchase of OTI resulted in $455,210 in goodwill as an asset on the Company’s financial statements.  At December 31, 2008, the Company determined that the fair value of the reporting entity unit exceeds its carrying amount and hence the goodwill is not impaired.  In 2006 the Company wrote off $476,933 in goodwill deemed impaired from the Workplace Screening, Inc. acquisition of Labwire, Inc.

3.  Line of Credit

On February 13, 2007, the Company established a $300,000 revolving line of credit with Frost Bank that matured on February 13, 2008.  The interest rate on the outstanding balance of the revolving line of credit was a floating prime plus 1% and is due on the 24th of each month.

On March 4, 2008, the Company transferred the $241,933 balance on the revolving Line of Credit to an installment loan at 4.25% with Frost Bank maturing on March 4, 2011.  Monthly installment payments of $6,761.31 plus interest are due on the 4th of each month.

On March 4, 2008, the Company established another $300,000 revolving line of credit with Frost Bank that matures on March 4, 2009.  The interest rate on the outstanding balance of the revolving line of credit is a floating prime plus 1% and is due on the 13th of each month.

The principal balance owing by the Company at December 31, 2008 was $300,000 and accrued interest payable was $-0-.   The Company had no available funds on the revolving line of credit at December 31, 2008.  This line of credit is secured by a UCC financing statement signed by the Company in favor of the lender and by the personal guarantee of the Company’s Chief Executive Officer.

4. Long-term notes payable

As of December 31, 2008 and 2007, the Company had notes payable totaling

	2008	2007
Note to A. Murphy, due in quarterly installments of $40,000 beginning January 31, 2008 and bears interest at 1% over New York floating prime	$340,718	$480,000

Less: current portion	160,000	160,000
	$180,718	$320,000

	2008	2007
Installment Loan to Frost Bank, due in monthly installments of $6,761.31 Beginning April 4, 2008 and bears interest at 4.25%	$184,444	$-

Less: current portion	81,136	-
	$103,308	$-

Bridge loan from Northamerican Energy MLP, due on April 1, 2009 and bears interest at 6.0%	$280,000	$-

Less: current portion	280,000	-
	$-	$-

Related Party Notes Payable:
Shareholders, due on demand, bearing interest at1.71% per annum	$-	$100,985

Workplace Health, due on demand, bearing interest at 4.5% per annum	-	56,000
	-	156,985
Less: current portion	-	156,985
	$-	$-

The A. Murphy note payable is secured by all of the outstanding stock and all of the assets of Occupational Testing, Inc.  The related party notes payable are unsecured.

Maturities of notes payable and long-term debt for each of the years succeeding December 31, 2007 are as follows:

Year ending December 31,
2009	$521,136
2010	241,136
2011	42,890
$805,162

5.   Stockholder’s Equity

The Company is authorized to issue 200,000,000 shares of common stock with a par value of $.001 per share.  The Company had 142,699,000 and 140,399,000 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively.

In the year ended December 31, 2008, the Company sold 100,000 shares in private placements to accredited investors for $15,000 in cash.

In June 2008, the Company issued 1,400,000 shares in retirement of the following related party debt:

J Maring Note (1.71% APR)	$61,541
D Morris Note (1.71% APR)	50,889
Workplace Health Note (4.5% APR)	68,721

Total	$181,151

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

The Company has a timing difference between book and tax income since the Company has goodwill on the books from the purchase of Occupational Testing Inc. in the amount of $455,210 and goodwill written off the books for financial purposes from the Labwire, Inc. purchase of $476,933 which creates a timing difference for tax purposes.  The temporary and permanent timing differences between tax and financial reporting is as follows:

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007
Income tax expense at statutory rates	$(69,288)	$(134,806)
Valuation Allowance	69,288	134,806
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007
NOL Carryover	$69,288	$181,740
Valuation Allowance	(69,288)	(181,740)
Net deferred tax asset	$-	$-

At December 31, 2008, the Company had total net operating losses carried forward of approximately $372,451 that may be offset against future taxable income through 2027.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards are subject to annual limitations.   Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.  No tax benefit has been reported in the December 31, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

7.   Related Party Transactions

As of December 31, 2008, these loans and advances, which bear interest at 1.71% and are unsecured, have been converted to 2,200,000 shares of common stock.

8.  Acquisitions

On October 31, 2007, the Company acquired Occupational Testing, Inc.  The acquisition cost, funded from our existing cash balances and by the issuance of a promissory note to the shareholder of Occupational Testing, Inc., are shown by the following table which summarizes the purchase consideration and fair values of the assets acquired at the date of acquisition:

Purchase Price Consideration
Cash paid to the shareholder of Occupational Testing, Inc.	$120,000
Promissory Note to the shareholder of Occupational Testing, Inc.	480,000
Acquisition costs	10,960
Total consideration paid	$610,960

Net Assets Acquired
Cash and cash equivalents	$42,711
Accounts receivable	105,063
Fixed assets	13,410
Other assets	780
Goodwill	455,210
Liabilities assumed	(6,214)
Total net assets	$610,960

The Company has included the results of operations for Occupational Testing, Inc. in its financial statements since October 31, 2007.

8.  Restatement of Financial Statements

The accompanying financial statements for the year ended December 31, 2007 have been restated to reflect the over accrual of revenue by $171,782 and the erroneous inclusion of a $6,312 cash deposit.

Year ended December 31, 2007	Revised	Original
Consolidated Balance Sheet:
Cash and cash equivalents	$200,208	$206,520
Accounts Receivable	$936,685	$1,102,030

Total Assets	$1,773,1763	$1,944,831

Accumulated Deficit	$(642,797)	$(471,384)
Total Shareholders’ Equity	$(25,575)	$146,080

Consolidated Statement of Operations:
Revenue	$4,628,849	$4,799,631
Net Profit	$168,585	$345,679

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements with our accountant on accounting and financial disclosure.

ITEM 9A. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal year ended December 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth our current directors, officers, and significant employees, their ages, and all offices and positions with our Company:

NAME	AGE	POSITION
Dexter Morris	64	Chief Executive Officer, President & Chairman
Charles Munson	39	Vice President – Client Services
Gary Butler	49	Vice President – Sales
John S. Maring	73	Director

Biographical Information of Officers and Directors and Key Employees
The following is a biographical summary of our executive officers and directors:

G. Dexter Morris, CEO, President and Chairman.  Mr. Morris has been our Chief Executive Officer, President and Chairman of the Board since the inception of the Company on October 8, 2004.  Before founding Labwire, Mr. Morris served as CEO, President and Chairman of Drug Intervention Services of America (“DISA”) from 1987 to 2004.  Mr. Morris graduated from Texas Tech University with a bachelor’s degree in Business Administration where he has participated in a visiting professor program for several years.

Charles E. Munson, Vice President – Client Services.   Mr. Munson has been our Vice President – Client Services since the inception of the Company on October 8, 2004.  Before joining Labwire in 2004, Mr. Munson served in various management positions with Drug Intervention Services of America (“DISA”) from 1996 to 2004. Mr. Munson is a graduate of Texas A&M University with a bachelor’s degree in Psychology.

Gary Butler, Vice President – Sales.   Mr. Butler has been our Vice President – Sales since the inception of the Company on October 8, 2004.  Before joining Labwire in 2004, Mr. Butler served in various executive sales positions with Drug Intervention Services of America (“DISA”) from 1995 to 2004.  Mr. Butler graduated in 1981 from Louisiana College with a bachelor’s degree in Mathematics and in 1987 from Texas A&M Commerce with a master’s degree in Industrial Technology.

John S. Maring, Director.  Mr. Maring has served as a director of Labwire since the date of our inception on October 8, 2004. Mr. Maring is the Chairman of Cowlitz Bank and director of Cowlitz Bancorporation, a community bank located in Longview, Washington with branches in Portland, Oregon and Bellevue, Washington.  Also, Mr. Maring serves as Chairman of the bank’s audit committee and on the compensation and governance committees.  Mr. Maring is Chairman of Marshall Christensen Foundation for higher education worldwide.  Mr. Maring is also General Partner of Endeavour, LP, a real estate and development company with substantial holdings in the Portland, Oregon area.  Mr. Maring is also a director of Anakam, LLC, a private software company located in San Diego.  Mr. Maring holds degrees in Chemistry and Business from Oregon State University.  He is a director and a founder of the Kazak-American University in Ust-Kamanogorsk, Kazakastan.

Board of Directors
We currently have two members of the board of directors. Our directors are elected for a one-year term to hold office until the next annual meeting of our stockholders or until removed from office in accordance with our bylaws. The Board of Directors of Labwire has determined that no member of Labwire’s Board of Directors is “independent” as that term is defined under the NASDAQ Marketplace Rules. Our bylaws permit up to 15 members of the board.

Committees of the Board of Directors
Pursuant to our amended and restated by-laws, our board of directors may establish committees of one or more directors from time-to-time, as it deems appropriate. Currently, the Board of Directors acts as the Audit Committee, and the Board has no separate committees.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers, directors and persons who own more than 10% of the Company's common stock to file reports of ownership and changes in ownership with the SEC.

Officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all forms they file pursuant to Section 16(a) of the Exchange Act.

We have reviewed the Section 16(a) filings made in connection with the Company’s stock. We determined that the Company’s directors filed their initial statement of beneficial ownership late. The reason for this delay was confusion regarding the effective date of the Company’s registration statement under Section 12(g) of the Securities Exchange Act

CODE OF ETHICS

We have a code of ethics that applies to our Chief Executive Officer, the Chief Financial Officer, the Controller, and other senior officers performing similar functions. This code is intended to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to the SEC and in other public communications that we make; compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and accountability for adherence to the code. The Company will provide a copy of our code of ethics, without charge, to any person who requests it. In order to request a copy of our code of ethics, please contact our headquarters.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation awarded to, earned by or paid to our executive officers as a group or directors for all services rendered in all capacities for fiscal years ended December 31, 2008 and 2007.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	All Other Compensation ($)	Total ($)

G. Dexter Morris,	2008	158,500	-0-	158,500
CEO & Chairman	2007	158,500	-0-	158,500

Gary Butler,	2008	76,923	38,693	115,616
Vice President – Sales	2007	76,923	-0-	76,923

Charles Munson,	2008	77,100	-0-	77,100
Vice President –Client Relations	2007	73,950	-0-	73,950

We may hire additional executive officers and/or change the compensation paid to and benefits received by our current executive officers, as our Board of Directors deems advisable or necessary. To date, the Company’s Board of Directors has not adopted any retirement, pension, profit sharing or other similar programs for our executive officers.

Employment Agreements with Executive Officers
The Company does not have any employment agreements with its officers and employees. All employees serve at the pleasure of the Board of Directors and the Company.

During 2008, Mr. Butler was paid a 1% commission on sales for selected accounts that he generates for the Company. These commissions are reflected in the “All Other Compensation” column in the table above.

Equity Incentive Plans
The Company has no equity incentive plans at this time.

Director Compensation
The Company’s directors are not compensated for serving as such.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows the Company’s outstanding equity awards as of December 31, 2008.

EQUITY COMPENSATION PLAN INFORMATION

We do not have any equity compensation plans.

The following table contains each non-management persons known by us to beneficially own more than 5% of our outstanding shares as of March 1, 2009. Our common stock is our only class of voting securities.

Name and address of beneficial owner (1)	Amount and nature of beneficial ownership (2)	Percentage Owned(3)
Thomas Maring	12,000,000	8.41%
Janet Kowalski	12,000,000	8.41%

(1)	Unless otherwise indicated the address of each beneficial owner is care of Labwire, Inc., 1514 North FM 359, Brookshire, Texas 77423.
(2)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.

(3)	Percentage of ownership is based on 144,452,334 shares of our common stock outstanding on May 7, 2009.

The following table contains certain information with respect to the beneficial ownership of the common stock as of May 7, 2009 by the following: (1) each named executive officer, (2) our directors, and (3) all of our executive officers and directors as a group.

Name and address of beneficial owner (1)	Amount and nature of beneficial ownership (2)	Percentage Owned(3)
G. Dexter Morris	72,608,000	50.88%
Gary Butler	15,000	.01%
Charles Munson	15,000	.01%
John S. Maring	24,792,000	17.37%
All Officers and Director as a Group (4 Persons)	97,430,000	68.28%

(1)	Unless otherwise indicated the address of each of the executive officers and directors is care of Labwire, Inc., 1514 North FM 359, Brookshire, Texas 77423.
(2)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.

(3)	Percentage of ownership is based on 144,452,334 shares of our common stock outstanding on May 7, 2009.

There are no arrangements which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Labwire contracts with American K-9 Bomb Search, Inc. (“American K-9”) to perform security services. Fifty percent (50%) of the stock of Amerian K-9 is owned by our Chairman and Chief Executive Officer.

Labwire is paid a 5% management fee for the K-9 security services that it refers to American K-9.  The amount of the services referred to American K-9 in 2008 totaled $497,283. The fees received by the Company were approximately $25,000.

Affiliate Investments
As of December 31, 2007, G. Dexter Morris, Chairman of our Board of Directors and President, had a loan of $53,236 to the Company that is due on demand and bears interest at the rate of 1.71% per annum.   This note was retired during the quarter ended June 30, 2008.

As of December 31, 2007, John S. Maring, Director, had a loan of $60,756 to the Company that is due on demand and bears interest at the rate of 1.71% per annum.   This note was retired during the quarter ended June 30, 2008.

Director Independence
Presently, we are not required to comply with the director independence requirements of any securities exchange.  In determining whether our directors are independent, however, we intend to use the rules of the NASDAQ Stock Exchange.

Currently, we do not satisfy the “independent director” requirements of the NASDAQ Stock Exchange, which requires that a majority of a company’s directors be independent.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES
We paid $16,500 for the audit of our financial statements and review of our quarterly reports for fiscal year 2008.  We paid $20,000 for the audit of our 2007 financial statements.

AUDIT-RELATED FEES
We paid aggregate fees of $6,000 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements this fiscal year. In 2007, these fees were $6,000.

TAX FEES
We paid aggregate fees of $-0- for tax compliance, tax advice, and tax planning by our principal accountant for this fiscal year. For the 2007 fiscal year, these fees were $-0-. These services consisted of preparing and filing our federal income tax and federal excise tax returns.

ALL OTHER FEES
We paid aggregate fees of $-0- for products and services provided by our principal accountant not otherwise disclosed above. In 2007, we were billed $-0- for these products and services.

PRINCIPAL ACCOUNTANT ENGAGEMENT POLICIES
We do not have an audit committee. We do not have pre-approval policies and procedures for the engagement of our principal accountant. However, the engagement of our principal account was approved by our Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

Exhibit Number	Description
3.1*	Articles of Incorporation of Labwire, Inc., dated October 8, 2004
3.1.1*	Amended Articles of Incorporation of Labwire, Inc. dated September 19, 2008.
3.2*	Nevada Secretary of State Certificate
3.3*	By-laws of Labwire, Inc.
10.1*	Agreement and Promissory Note for Purchase of Occupational Testing, Inc.
10.2*	Alliance Agreement with USIS Commercial Services, Inc.
10.3*	Master Service Agreement with Laboratory Corporation of America Holdings
10.5*	Agreement with Connex North America, Inc. (now Veolia) for services
10.6*	Agreement with ARAMARK Management Services for services
10.7*	Agreement with Greyhound Lines, Inc. for Services
10.8*	Agreement with Boeing for Services
10.9*	Lease Agreement with FM358 LTD for office space in Brookshire, Texas
10.10*	Lease Agreement with Michael and Christina Geis for office space in Wyoming
10.13	[Omitted.]
10.14*	Agreement with American K-9 Bomb Search, Inc.
10.15*	Purchase Order From Lockheed for Services
10.16*	Agreement with Shell Chemical for Services
10.17*	US Patent and Trademark Office Notice on Trademark Registration
10.18*	Loan Agreement with Frost Bank for $300,000 due February 13, 2010
10.19*	Loan Agreement with Frost Bank for $241,932 due March 4, 2011
10.20*	Security Agreement for Frost Bank $300,000 Loan
10.21*	Security Agreement for Frost Bank $241,932 Loan
14.1*	Code of Ethics
21.1*	Subsidiaries of Registrant
23.1	Consent of Moore & Associates, Chartered
31.1	Certification of Chief Executive Officer Pursuant To Rule 15d-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

* Incorporated by reference from our Form 10-12G/A filed on December 23, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-K to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Brookshire, Texas on the 8th day of May, 2009.

LABWIRE, INC.

Date: May 8, 2009	By:	/s/ G. Dexter Morris
	Name:	G. Dexter Morris
	Title:	Chief Executive Officer, Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Date: May 8, 2009		/s/ G. Dexter Morris
	Name:	G. Dexter Morris
	Title:	Chief Executive Officer, Principal Financial Officer and Director

/s/ John S. Maring
	Name: Title:	John S. Maring Director