Form 10-Q
period 2009-03-31
Labwire Inc
filed 2009-08-12
CIK 1426567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File #333-74638

LABWIRE, INC.
(Exact name of registrant as specified in its charter)

NEVADA	37-1501818
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

1514 North FM 359 Brookshire, Texas	77423
(Address of principal executive offices)	(Zip Code)

(281) 934 – 3158
(Registrant's telephone no., including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐    No☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act: Yes  ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

At May 8, 2009, there were 144,452,334 shares of common stock outstanding.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LABWIRE, INC.
Consolidated Balance Sheets

	3/31/2009	12/31/2008

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$64,007	$186,144
Accounts Receivable , net	754,191	480,295
Prepaid Expenses	205,064	-
Employee Advances	30,405	26,405
Total Current Assets	1,053,667	692,844

PROPERTY AND EQUIPMENT:
Laboratory equipment	55,020	53,781
Vehicles	7,000	7,000
Office furniture and equipment	56,116	56,116
Proprietary software	293,294	267,617
Less: Accumulated Depreciation	(133,105)	(113,609)
Net Property and Equipment	278,325	270,905

OTHER ASSETS:
Goodwill	455,210	455,210

TOTAL ASSETS	$1,787,202	$1,418,959

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	771,801	316,688
Income taxes payable	34,521	21,140
Line of credit	300,000	300,000
Notes Payable - Bridge Loan	260,000	280,000
Current portion on long-term debt	197,175	198,290
Notes payable to related parties	-	-
Accrued Interest	2,229	43,297
Accrued Interest payable - related parties	-	-
Total Current Liabilities	1,565,726	1,159,415

LONG-TERM LIABILITIES
Long-term debt, less current portion above	266,666	283,574
Total Long-term Liabilities	266,666	283,574

TOTAL LIABILITIES	1,832,392	1,476,776 (1)

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock; $0.01 par value; 150,000,000 shares authorized, 142,699,001 and 142,699,001 shares outstanding, respectively	142,699	142,499
Additional paid-in capital	670,674	670,674
Accumulated deficit	(858,563)	(837,403)
Total Stockholders' Equity (Deficit)	(45,190)	(24,030)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$1,787,202	$1,418,959

LABWIRE, INC.
Consolidated Statements of Operations

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2009	March 31, 2008

REVENUES	$1,233,003	$864,997
COST OF SALES	708,352	462,708
GROSS PROFIT	524,651	402,289

OPERATING EXPENSES:
General and administrative expenses	239,480	163,827
Bad debt expense	17,514	520
Advertising and marketing expenses	8,047	4,244
Payroll expenses	206,139	239,393
Total Operating Expenses	471,180	407,984

INCOME FROM OPERATIONS	53,471	(5,695)

OTHER INCOME (EXPENSES)
Interest expense	(27,466)	(18,385)
Interest income	4	78
Total Other Income (Expense)	(27,462)	(18,307)

NET INCOME (LOSS) BEFORE TAXES	26,009	(24,002)

PROVISION FOR INCOME TAXES	13,381	(16,299)

NET INCOME (LOSS)	$12,628	$(7,703)

BASIC EARNINGS (LOSS) PER SHARE	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	142,699,001	140,399,001

LABWIRE, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

			Additional		Total
	Common	Stock	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2006	140,399,001	$140,399	$471,384	$(811,382)	$(199,599)

Cash received for prior issued common shares	-	-	5,439	-	5,439

Net Income for year ended
December 31, 2007 (restated)	-	-	-	168,585	168,585

Balance, December 31, 2007 (restated)	140,399,001	140,399	476,823	(642,797)	(25,575)

Common shares issued for cash	100,000	100	14,900	-	15,000
Common stock issued for debt	2,200,000	2,200	178,951	-	181,151

Net loss for year ended
December 31, 2008	-	-	-	(194,606)	(194,606)

Balance, December 31, 2008	142,699,001	$142,699	$670,674	$(837,403)	$(24,030)

Common shares issued for cash	-	-	-	-	-
Common stock issued for debt	-	-	-	-	-
Top side entry for Cost of Goods Sold accrual				(33,788)	(33,788)

Net income for the three months ended
March 31, 2009	-	-	-	12,628	12,628

	142,699,001	$142,699	$670,674	$(858,563)	$(45,190)

LABWIRE, INC.
Consolidated Statements of Cash Flows

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2009	March 31, 2008

OPERATING ACTIVITIES

Net Income (Loss)	$12,628	$(7,703)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	19,497	11,640
Changes in operating activities
(Increase) decrease in accounts receivable	(273,896)	502,390
(Increase) decrease in employee advances	(4,000)	(12,500)
(Increase) decrease in prepaid expenses	(199,715)	(191,741)
Increase (decrease) in accounts payable and accrued expenses	415,977	(368,964)
Increase (decrease) in accrued interest payable	7,065	11,275
Increase (decrease) in income taxes payable	13,381	(24,303)

Net Cash Provided by Operating Activities	(9,063)	(79,906)

INVESTING ACTIVITIES
Purchase of property and equipment	(1,240)	(1,479)
Capitalized software costs	(25,678)	(35,500)

Net Cash Used in Investing Activities	(26,918)	(36,979)

FINANCING ACTIVITIES
Repayment of notes payable	(86,156)	(45,645)
Proceeds from line of credit	-	100,000
Sale of common stock for cash	-	15,000

Net Cash Provided by Financing Activities	(86,156)	69,355

NET INCREASE IN CASH	(122,137)	(47,530)

CASH AT BEGINNING OF YEAR	186,144	200,208

CASH AT END OF YEAR	$64,007	$152,678

CASH PAID FOR:

Interest	$27,466	$31,305
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Common stock issued for debt	$-	$-

The accompanying condensed notes are an integral part of these consolidated financial statements.

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

Basis of Presentation – The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. Significant accounting principles followed by the Company and the methods of applying those principles, which materially affect the determination of financial position and cash flows are summarized below.

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid instruments with original maturities of ninety days or less, to be cash equivalents.

Allowance for Doubtful Accounts Receivables - The allowance for doubtful accounts is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. These factors are continuously monitored by management to arrive at an estimate for the amount of accounts receivable that may ultimately be uncollectible. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, the Company records a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount it reasonably believes will be collected. This analysis requires making significant estimates, and changes in facts and circumstances could result in material changes in the allowance for uncollectible receivables.  The Company’s allowance for doubtful accounts receivables was $187,070 and $192,111 at March 31, 2009 and December 31, 2008, respectively.

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

Basis of Presentation - In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management's estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Form 10-K.

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

Following is a description of the Company’s depreciated property:

Asset Description	Historical Cost	Accum Depreciation	Net Book Value
Office Furniture & Equipment	$56,116	$34,543	$21,573
Equipment	55,020	37,266	17,754
Vehicles	7,000	5,444	1,556
Software Development	293,294	55,852	237,442

Net Property and Equipment	$278,325

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

Advertising Costs - Advertising costs are reported in selling, general and administrative expenses and include advertising, marketing and promotional programs. As of March 31, 2009 and December 31, 2008, all of these costs were charged to expenses in the period or year in which incurred. Advertising costs for the quarters ended March 31, 2009 and December 31, 2008 were $8,047 and $19,648, respectively.

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

Stock Based Compensation – Labwire accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards no.123(R) or SFAS No. 123(R), Share-Based Payments, and Staff Accounting Bulletin No. 107, or SAB 107, Share-Based Payments. The company accounts for the stock options issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, or SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration other Than Employee Services Under FASB Statement No. 123. The fair value of stock options and warrants granted to employees and non-employees is determined using the Black-Scholes option pricing model.

Net Earnings (Loss) per Share - Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible notes in the weighted-average number of common shares outstanding for a period, if dilutive. During the three months ended March 31, 2009 and the year ended December 31, 2008 there were no dilutive securities.  The computation of earnings (loss) per share is as follows:

	Quarter Ended	Quarter Ended
	Mar 31, 2009,	Dec 31, 2008

Net Income (Loss)	$12,628	$ (194,606)
Weighted average shares outstanding	142,699,001	141,586,433
Basic Earnings (Loss) per share	$ (0.00)	$0.00

Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need

1. Summary of Significant Accounting Policies - Continued

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this  time.

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

Recent Accounting Pronouncements – continued

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

2.  Goodwill

The Company acquired 100% of Occupational Testing, Inc. (OTI) on October 31, 2007 for $120,000 cash and a $480,000 note bearing interest at 1% over New York floating prime.  The note is payable in quarterly installments of $40,000 plus accrued interest beginning January 31, 2008.  The purchase of OTI resulted in $455,210 in goodwill as an asset on the Company’s financial statements.  At March 31, 2009, the Company determined that the fair value of the reporting entity unit exceeds its carrying amount and hence the goodwill is not impaired.  In 2006, the Company wrote off $476,933 in goodwill deemed impaired from the Workplace Screening, Inc. acquisition of Labwire, Inc.

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

The principal balance owing by the Company at March 31, 2009 was $300,000 and accrued interest payable was $-0-. The Company had no available funds on the revolving line of credit at March 31, 2009.  This line of credit is secured by a UCC Financing statement signed by the Company in favor of the lender and by the personal guarantee of the Company’s Chief Executive Officer.

4. Long-term notes payable

As of March 31, 2009 and December 31, 2008, the Company had notes payable as follows:

	2009	2008
Note to A. Murphy, due in quarterly installments of $40,000 beginning January 31, 2008 and bears interest at 1% over New York floating prime	$302,138	$340,718

Less: current portion	160,000	160,000
	$142,138	$180,718

	2009	2008
Installment Loan to Frost Bank, due in monthly installments of $6,761.31 Beginning April 4, 2008 and bears interest at 4.25%	$163,933	$184,444

Less: current portion	81,136	81,136
	$82,797	$103,308

Bridge loan from Northamerican Energy Group, Inc., due on April 1, 2009 and bears interest at 1% per fifteen (15) day period or 24.33% per annum	$260,000	$280,000

Less: current portion	260,000	280,000
	$-	$-

Related Party Notes Payable:
Shareholders, due on demand, bearing interest at 1.71% per annum	$-	$100,985

Workplace Health, due on demand, bearing interest at 4.5% per annum	-	56,000
	-	156,985
Less: current portion	-	156,985
	$-	$-

The A. Murphy note payable is secured by all of the outstanding stock and all of the assets of Occupational Testing, Inc.  The related party notes payable are unsecured.

4. Long-term notes payable – continued

The bridge loan from Northamerican Energy Group, Inc. is secured by 1,753,333 shares of Labwire, Inc (LBWR) common stock which is held by a mutually agreed upon third party.  Principal payments made on the loan will reduce the required collateralized stock in the amount of $.15 per share.  Seizure of the collateral by Northamerican Energy Group, Inc. will constitute payment in full of the entire principal amount of the note.

Accrued interest on the Northamerican Energy Group, Inc. note has been paid through March 31, 2009.

Maturities of notes payable and long-term debt for each of the years succeeding December 31, 2008 are as follows:

Year ending December 31,
2009	$501,136
2010	241,136
2011	42,890
$785,162

As of April 1, 2009, the Northamerican Energy Group, Inc. note remained outstanding and the lender exercised its right to seize the collateralized stock, thereby satisfying the loan in full.

Maturities of notes payable and long-term debt for each of the years succeeding December 31, 2008 based upon retirement of the Northamerican Energy Group, Inc. loan are as follows:

Year ending December 31,
2009	$241,136
2010	241,136
2011	42,890
$525,162

5.   Stockholders’ Equity

The Company is authorized to issue 200,000,000 shares of common stock with a par value of $.001 per share.  The Company had 142,699,000 and 140,399,000 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively.

In the year ended December 31, 2008, the Company sold 100,000 shares in private placements to accredited investors for $15,000 in cash.

In June 2008, the Company issued 2,200,000 shares in retirement of the following related party debt:

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

6. Income Taxes – Continued

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	Three Months Ended	Year Ended
	March 31, 2009	December 31, 2008
Income tax expense at statutory rates	$13,381	$(69,288)
Valuation Allowance	-	69,288
Income tax expense per books	$13,381	$-

Net deferred tax assets consist of the following components as of:

	Three Month Ended	Year Ended
	March 31, 2009	December 31, 2008
NOL Carryover	$43,279	$69,288
Valuation Allowance	(43,279)	(69,288)
Net deferred tax asset	$-	$-

At March 31, 2009, the Company had total net operating losses carried forward of approximately $325,891 that may be offset against future taxable income through 2027.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards are subject to annual limitations.   Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.  No tax benefit has been reported in the March 31, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

7.   Related Party Transactions

As of March 31, 2009, these loans and advances, which bear interest at 1.71% and are unsecured, have been converted to 2,200,000 shares of common stock.

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

9.  Restatement of Financial Statements

The accompanying financial statements for the year ended December 31, 2008 have been restated to reflect the under accrual of collection expenses by $33,787.

Year ended December 31, 2008	Revised		Original
Consolidated Balance Sheet:
Accounts payable and accrued expenses		$350,475	$316,688

Total Liabilities		$1,476,776	$1,442,989

Accumulated Deficit	$	(871,190))	$(837,403))
Total Shareholders’ Equity		$(57,817)	$(24,030)

Consolidated Statement of Operations:
Cost of Sales		$2,300,261	$2,266,474
Net Profit		$(228,393))	$(194,606))

10. Subsequent Events

The bridge loan from Northamerican Energy Group, Inc. is secured by 1,753,333 shares of Labwire, Inc. common stock which is held by a mutually agreed upon third party.  Per the promissory note executed on February 4, 2009 and dated January 1, 2009, seizure of the collateral by Northamerican Energy Group, Inc. constitutes payment in full of the entire principle amount of the note.

Accrued interest on the Northamerican Energy Group, Inc. note has been paid through March 31, 2009.

As of April 1, 2009 the Northamerican Energy Group, Inc. note remained outstanding and the lender exercised its right to seize the collateralized stock, thereby satisfying the $263,000 outstanding balance of the loan in full.

10. Subsequent Events - continued

As a result of the retirement of the Northamerican Energy Group, Inc. note on April 1, 2009. Maturities of notes payable and long-term debt for each of the years succeeding December 31, 2008 are as follows:

Year ending December 31,
2009	$241,136
2010	241,136
2011	42,890
$525,162

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in our Form 10-K for the year ended December 31, 2008. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

MATERIAL CHANGES IN FINANCIAL CONDITION

As of March 31, 2009, our cash and cash equivalents were $64,007, compared to $186,144 at December 31, 2008. This decrease was due to the timing of our collections, as revenue from several accounts was collected in the last quarter of 2008 rather than the first quarter of 2009.

At December 31, 2008, our accounts receivable were $480,295. At March 31, 2009, these accounts were $754,191.  Our accounts receivable increased substantially due to additional accounts coming online. This increase was expected as we believed that our new accounts (and one returning customer) would begin to produce revenue for us at the beginning of this year.

Our working capital deficit at March 31, 2009 was $512,059 compared to $202,976 at March 31, 2008. The Company believes that the current cash flow and planned increase in operations are adequate to satisfy the working capital deficit.

For the three months ended March 31, 2009, cash used in operating activities was $9,063, compared to cash used by operating activities of $79,906 for the three months ended March 31, 2008. This substantial change in cash flow used in operating activities was mainly due to net income increasing $20,331, and an increase of $37,684 in income taxes payable.

RESULTS OF OPERATIONS

Our revenues in the quarter ended March 31, 2009 ($1,223,003) increased over 41% from the quarter ended March 31, 2008 ($864,997). This increase in revenue was due to several new accounts that the Company obtained last year. As expected, the revenues from these accounts began to show up in the first quarter.

Our margins on these revenues declined somewhat year-over-year, however. At March 31, 2008, our operating margin (gross profit divided by revenues) was 46.5%. At March 31, 2009, our margin had decreased to 42.6%. The reason for this decrease was greater volume in our security business (K-9), which only has a 5% margin.

Our operating expenses increased over 15% from March 31, 2008 to March 31, 2009. The main contributor to this increase was general and administrative expenses, which increased from $163,827 at March 31, 2008 to $239,480 at March 31, 2009. Our bad debt expense also increased substantially from $520 at March 31, 2009 to $17,514 at March 31, 2009. This increase in bad debt expense is due to several accounts that pay slow; in accordance with the Company’s accounting policies, accounts receivable more than 90 days old are fully reserved as bad debt expense.

Despite the overall increase in expenses, the Company was still able to post an operating profit of $53,471 this quarter, as opposed to a loss of $5,695 in the quarter ended March 31, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls. There have not been any changes in our internal control over financial reporting that occurred during the last quarter ended March 31, 2009 that has materially affect or is reasonably likely to materially affect internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 4, 2009, the Company issued 1,753,333 shares of its common stock as collateral for a promissory note in the principal amount of $263,000. This issuance was made in reliance upon the exemption provided by Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1*	Articles of Incorporation of Labwire, Inc. (as amended September 19, 2008)
3.2*	Nevada Secretary of State Certificate
3.3*	By-Laws of Labwire, Inc.
10.1*	Agreement and Promissory Note for Purchase of Occupational Testing, Inc.
10.2*	Alliance Agreement with USIS Commercial Services, Inc.
10.3*	Master Service Agreement with Laboratory Corporation of America Holdings
10.5*	Agreement with Connex North America, Inc. (now Veolia) for services
10.6*	Agreement with ARAMARK Management Services for services
10.7*	Agreement with Greyhound Lines, Inc. for Services
10.8*	Agreement with Boeing for Services
10.9*	Lease Agreement with FM358 LTD for office space in Brookshire, Texas
10.10*	Lease Agreement with Michael and Christina Geis for office space in Wyoming
10.13**	Services Agreement with Evergreen International Aviation, Inc.
10.14*	Agreement with American K-9 Bomb Search, Inc.
10.15*	Purchase Order From Lockheed for Services
10.16*	Agreement with Shell Chemical for Services
10.17*	US Patent and Trademark Office Notice on Trademark Registration
10.18*	Loan Agreement with Frost Bank for $300,000 due February 13, 2010

10.19*	Loan Agreement with Frost Bank for $241,932 due March 4, 2011
10.20*	Security Agreement for Frost Bank $300,000 Loan
10.21*	Security Agreement for Frost Bank $241,932 Loan
14.1*	Code of Ethics
21.1*	Subsidiaries of Registrant
31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

* Incorporated by reference from our Form 10-12G/A filed on December 23, 2008.
** Incorporated by reference from our Form 8-K filed on February 26, 2009.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brookshire, Texas, on August 12, 2009.

LABWIRE, INC.

By: /s/ G. Dexter Morris
G. Dexter Morris
Chief Executive Officer, Chief Financial Officer, and Director